Form 10-Q
period 2015-03-29
Bojangles', Inc.
filed 2015-06-11
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37374

Bojangles’, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2988924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9432 Southern Pine Boulevard Charlotte, North Carolina	28273
(Address of principal executive offices)	(Zip Code)

(704) 527-2675

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 8, 2015, there were 35,950,959 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this Quarterly Report that are not statements of historical or current facts, such as those under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. These statements may be preceded by, followed by or include the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “outlook,” “plan,” “potential,” “project,” “projection,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions; they are not guarantees of performance. You should not place undue reliance on these statements. We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct.

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open new restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

ii

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, and employee wages and benefits, environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	potential conflicts of interest with Advent; and

•	changes in accounting standards.

In light of these risks and uncertainties, expected results or other anticipated events or circumstances discussed in this Form 10-Q (including the exhibits hereto) might not occur. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

See the section entitled “Risk Factors” in the final prospectus, dated May 7, 2015, filed with the United States Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 11, 2015 relating to the Registration Statement on Form S-1 (File No. 333-203268), and any amendment or supplement thereto (the “Prospectus”) for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	December 28,	March 29,
	2014	2015
Assets
Current assets:
Cash and cash equivalents	$13,201	14,117
Accounts and vendor receivables, net of allowance for doubtful accounts of $167 and $208	4,285	3,599
Accounts receivable, related parties, net of allowance for doubtful accounts of $38 and $24	736	441
Inventories, net	2,743	2,441
Other current assets	2,669	2,742

Total current assets	23,634	23,340
Property and equipment, net	42,478	44,453
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	26,438	26,163
Favorable leases, net	1,908	1,799
Deferred debt issuance costs, net	2,726	2,542
Other noncurrent assets	3,819	3,031

Total assets	$552,643	552,968

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,639	13,911
Accrued expenses	18,479	18,061
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	4,365	4,721
Other current liabilities	1,655	4,476

Total current liabilities	40,138	41,169
Long-term debt, less current maturities	228,249	224,597
Deferred income taxes	116,589	115,339
Capital lease obligations, less current maturities	20,144	20,119
Other noncurrent liabilities	9,771	10,562

Total liabilities	414,891	411,786

Commitments and contingencies (notes 2, 12 and 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 200,000 shares authorized, 100,000 issued and outstanding	172,691	172,691
Common stock, $0.01 par value; 200,000 shares authorized, no shares outstanding	—	—
Additional paid-in capital	(56,220)	(55,881)
Retained earnings	21,135	24,573
Accumulated other comprehensive income (loss)	146	(201)

Total stockholders’ equity	137,752	141,182

Total liabilities and stockholders’ equity	$552,643	552,968

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015
Revenues:
Company restaurant revenues	$90,755	108,336
Franchise royalty revenues	5,198	5,936
Other franchise revenues	225	375

Total revenues	96,178	114,647

Company restaurant operating expenses:
Food and supplies costs	30,184	36,561
Restaurant labor costs	25,562	30,468
Operating costs	20,360	23,871
Depreciation and amortization	2,318	2,674

Total Company restaurant operating expenses	78,424	93,574

Operating income before other operating expenses	17,754	21,073

Other operating expenses:
General and administrative	6,983	10,913
Depreciation and amortization	544	659
Impairment	—	15
Gain on disposal of property and equipment	—	(2)

Total other operating expenses	7,527	11,585

Operating income	10,227	9,488
Amortization of deferred debt issuance costs	(186)	(184)
Interest income	1	1
Interest expense	(2,018)	(2,222)

Income before income taxes	8,024	7,083
Income taxes	3,039	3,645

Net income	4,985	3,438

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax benefit of $37 and $216	(51)	(347)

Comprehensive income	$4,934	3,091

Net income per share (notes 1 and 17)
Basic	—	—

Diluted	$0.13	0.09

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Thirteen Weeks Ended March 29, 2015

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Preferred	Common	paid-in	Retained	comprehensive	stockholders’
	stock	stock	capital	earnings	income (loss)	equity
Balance as of December 28, 2014	$172,691	—	(56,220)	21,135	146	137,752
Net income	—	—	—	3,438	—	3,438
Change in fair value on interest rate swaps, net of income tax benefit of $216	—	—	—	—	(347)	(347)
Stock-based compensation	—	—	339	—	—	339

Balance as of March 29, 2015	$172,691	—	(55,881)	24,573	(201)	141,182

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015
Cash flows from operating activities:
Net income	$4,985	3,438
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	—	(1,158)
Depreciation and amortization	2,862	3,333
Amortization of deferred debt issuance costs	186	184
Impairment	—	15
Gain on disposal of property and equipment	—	(2)
Provision for doubtful accounts	5	24
(Benefit) provision for inventory spoilage	(11)	6
Benefit for closed stores	—	(50)
Stock-based compensation	399	339
Changes in operating assets and liabilities	(3,369)	685

Net cash provided by operating activities	5,057	6,814

Cash flows from investing activities:
Purchases of property and equipment	(712)	(1,168)
Proceeds from disposition of property and equipment	—	17

Net cash used in investing activities	(712)	(1,151)

Cash flows from financing activities:
Principal payments on long-term debt	—	(3,652)
Principal payments on capital lease obligations	(977)	(1,095)

Net cash used in financing activities	(977)	(4,747)

Net increase in cash and cash equivalents	3,368	916
Cash and cash equivalents balance, beginning of period	8,456	13,201

Cash and cash equivalents balance, end of period	$11,824	14,117

Supplemental cash flow disclosures:
Cash paid for interest	$2,004	2,207
Cash paid for income taxes	3,636	3,534
Assets acquired under capital leases	148	1,468
Net change in assets under financing obligations	(331)	2,470
Reduction of capital lease obligations upon return of assets	24	41

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (“Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of March 29, 2015, there were 258 Company-operated restaurants, 59 related party franchised restaurants, and 318 independent franchised restaurants operating under the Bojangles’ name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 29, 2015:

	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	368	254	622
Opened during the period	12	4	16
Closed during the period	(3)	—	(3)
Refranchised during the period	—	—	—

Restaurants at the end of the period	377	258	635

A relocation results in a closure and an opening. During the thirteen weeks ended March 29, 2015, our franchisees closed three restaurants, all of which were relocations.

(b)	Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.

Certain information and footnote disclosures normally included in audited consolidated financial statements presented in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the SEC.

The Company has not presented historical basic net income per share because our historical capital structure makes the presentation of net income per share not meaningful as the Company does not have any shares of common stock outstanding as of March 29, 2015. The computation of diluted net income per share assumes the conversion of the outstanding preferred stock into common stock. Diluted net income per share is computed by dividing net income by the weighted-average number of fully diluted common shares outstanding as calculated under the treasury stock method using the initial public offering price of $19.00 per share.

These condensed consolidated financial statements should be read in conjunction with our results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 28, 2014.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The results of operations and cash flows reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire fiscal year.

The Company consolidates entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation.

(c)	Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Each of the fiscal years ended December 28, 2014 and December 27, 2015 consist of 52 weeks, with each fiscal quarter consisting of thirteen weeks.

(d)	Use of Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the fiscal year in which such adjustments are determined.

(e)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update is effective in fiscal periods beginning after December 15, 2016 and early application is not permitted. In April 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. The Company has not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Term Loan, due October 9, 2018	$228,249	224,597
Revolving line of credit, due October 9, 2018	—	—

Total long-term debt	228,249	224,597
Less: Current maturities of long term debt	—	—

Long-term debt, less current maturities	$228,249	224,597

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement was subsequently amended on May 15, 2013 and again on April 11, 2014.

As of December 28, 2014, there were outstanding balances under the term loan in one-month Eurodollar loans of $228.2 million, all of which were accruing interest at a rate of approximately 2.91%. As of March 29, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $224.6 million, all of which were accruing interest at a rate of approximately 2.92%.

As of December 28, 2014 and March 29, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of December 28, 2014 and March 29, 2015.

(b)	Interest Rate Swap Agreements

The Company enters into interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions.

The Company enters into variable-rate LIBOR debt under the term loan credit agreement. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on part of the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.

The activity in accumulated other comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended	Thirteen Weeks Ended
	December 28, 2014	March 29, 2015
Opening balance, accumulated other comprehensive income	$414	146
Unrealized loss from effective interest rate swap, net of tax	(268)	(347)

Ending balance, accumulated other comprehensive income (loss)	$146	(201)

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, and the rate on the fixed leg of the swaps. There were three interest rate swaps outstanding as of March 29, 2015.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents financial assets and liabilities measured at fair value on a recurring basis, which include derivatives designated as cash flow hedging instruments, and other investments, which consists of money market accounts and mutual funds held in a rabbi trust established by the Company to fund a portion of the Company’s current and future obligations under its deferred compensation plan (in thousands):

		Quoted Prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	instruments	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Fair value measurement as of December 28, 2014:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,202	2,202	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	338	—	338	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(100)	—	(100)	—
Fair value measurement as of March 29, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,537	2,537	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	25	—	25	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(350)	—	(350)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirteen weeks ended March 29, 2015.

Our investments for the nonqualified deferred compensation plan are comprised of investments held in a rabbi trust. These investments consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy.

Our interest rate swaps are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Income taxes refundable	$855	—
Prepaid expenses	647	1,451
Deferred income taxes	1,167	1,291

Other current assets	$2,669	2,742

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	December 28, 2014	March 29, 2015
Land	—	$1,140	1,140
Buildings	Up to 40 years	620	620
Furniture, fixtures and equipment	Up to 5 years	14,837	15,238
Computer hardware and software	Up to 3 years	5,412	5,545
Leasehold improvements	Up to 20 years	20,145	21,088
Capital leases, buildings	Lesser of lease term or 40 years	8,553	8,553
Capital leases, equipment	Lesser of lease term or 5 years	17,466	18,172
Capital leases, automobiles	Lesser of lease term or 5 years	2,689	2,860
Construction-in-progress	—	3,015	5,508

Total		73,877	78,724
Less:
Accumulated depreciation		(20,750)	(22,520)
Accumulated amortization		(10,649)	(11,751)

Property and equipment, net		$42,478	44,453

Depreciation and amortization expense related to property and equipment was $2.6 million and $3.1 million for the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively.

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	December 28, 2014	March 29, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(3,185)	(3,460)

Franchise rights, net	$26,438	26,163

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Amortization expense related to franchise rights was $0.2 million and $0.3 million during the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively.

(7)	Deferred Debt Issuance Costs, Net

Deferred debt issuance costs, net are as follows (in thousands):

	December 28, 2014	March 29, 2015
Deferred debt issuance costs	$4,254	4,254
Less accumulated amortization	(1,528)	(1,712)

Deferred debt issuance costs, net	$2,726	2,542

Debt issuance costs are capitalized and amortized using the effective interest method over the initial term of the related loan.

(8)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Investments for nonqualified deferred compensation plan	$2,202	2,537
Interest rate swap asset	338	25
Deferred initial public offering costs	846	—
Other noncurrent assets	433	469

Other noncurrent assets	$3,819	3,031

As of December 28, 2014, deferred initial public offering costs, which primarily consisted of direct, incremental legal and accounting fees relating to the Company’s initial public offering (“IPO”), were capitalized within other noncurrent assets. The deferred initial public offering costs were expected to be offset against IPO proceeds due to the Company for newly issued shares of common stock upon the consummation of the IPO. Subsequent to March 29, 2015, all of the shares of our common stock offered as part of the IPO were sold by selling stockholders. Accordingly, the Company did not receive any proceeds from the sale of the shares. As a result, approximately $2.7 million of expenses incurred by the Company related to the IPO, including the previously deferred initial public offering costs, were recorded within general and administrative expense on the Condensed Consolidated Statement of Operations during the thirteen weeks ended March 29, 2015. Costs related to the IPO incurred subsequent to March 29, 2015 were expensed as incurred.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Financing obligations under build-to-suit transactions	$937	3,407
Income taxes payable	—	415
Closed store obligation	155	91
Escrow liability	563	563

Other current liabilities	$1,655	4,476

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Payroll & related	$11,938	9,435
Sales and property taxes	2,268	3,354
Gift cards	761	561
Utilities	1,107	1,110
Occupancy	490	517
Interest	796	810
Other	1,119	2,274

Accrued expenses	$18,479	18,061

(11)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2014	March 29, 2015
Deferred rents	$4,271	4,657
Unfavorable lease liability, net	2,111	2,038
Deferred compensation	2,202	2,537
Deferred revenue	598	515
Closed store obligation	454	430
Interest rate swap liability	100	350
Other noncurrent liabilities	35	35

Other noncurrent liabilities	$9,771	10,562

Deferred revenue includes initial franchise license fees that have been received, but for which the Company has not completed its obligations under these franchise agreements; therefore, revenue has not been recognized.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(12)	Commitments and Contingencies

(a)	Litigation

The Company is subject to various claims and litigation that arise in the normal course of business. Management is of the opinion that, although the outcome of the litigation cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(b)	Concentration of Credit Risk

Certain financial instruments potentially subject the company to a concentration of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts and vendor receivables. The Company places its cash and cash equivalents with high-credit, quality financial institutions. At times, the balances in the accounts exceed the amounts insured by the Federal Deposit Insurance Corporation.

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States and certain vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the thirteen weeks ended March 30, 2014 and March 29, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 44% and 43% of the Company’s gross royalty and franchise fee accounts receivable as of December 28, 2014 and March 29, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined default by the franchisee is unlikely due to their timely and consistent payments; therefore, the Company has not recorded a liability for this note on its consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.2 million and $0.1 million as of December 28, 2014 and March 29, 2015, respectively.

(13)	Leases

The Company’s agreement with a financial institution providing up to $5.0 million for leasing of equipment with a remaining capacity of approximately $2.1 million available as of December 28, 2014 was scheduled to expire on March 1, 2015. Subsequent to March 1, 2015, the financial institution agreed to provide up to $5.0 million for leasing of equipment through March 1, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1.

The Company’s agreement with another financial institution providing up to $2.5 million for leasing of equipment with a remaining capacity of approximately $1.1 million available as of December 28, 2014 was scheduled to expire on December 31, 2014. Subsequent to December 31, 2014, the financial institution agreed to provide up to $1.8 million for leasing of equipment through January 31, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the 32 month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(14)	Income Taxes

The Company’s effective income tax rates were 37.9% and 51.5% for the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively. The effective income tax rate for the thirteen weeks ended March 29, 2015 was impacted by costs related to the IPO that are not deductible for income tax purposes.

(15)	Stock Compensation Plan

The 2011 Equity Incentive Plan (the “ 2011 Plan”) was adopted pursuant to which the Company’s board of directors may grant stock options to officers, directors, employees, and consultants of the Company and its subsidiaries. There are up to 13,636 shares available for issuance under the 2011 Plan of authorized but unissued common stock.

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years. At March 29, 2015, there were 1,159 additional shares available for grant under the 2011 Plan.

Stock option activity during the period indicated is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of shares	price	term	(in thousands)
Balance as of December 28, 2014	12,421	$1,350	7.8	$28,349
Granted	—	—
Exercised	—	—
Repurchased	—	—
Forfeited	(19)	727
Expired	—	—

Balance as of March 29, 2015	12,402	$1,351	7.6	$67,847

Exercisable as of March 29, 2015	5,323	$834	7.2	$31,873

As of March 29, 2015, there was $3.0 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately two years.

(16) Related Party Transactions

Advent International Corporation (“Advent”) is related to the Company through members of the Board of Directors and ownership of the Company. The Company reimburses Advent for certain expenses. Total amounts incurred for expenses reimbursed to Advent were $22 thousand and $13 thousand for the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively. There were no amounts included in accounts payable due to Advent as of both December 28, 2014 and March 29, 2015.

Panthers Football, LLC (“The Panthers”) is owned by family members of certain indirect stockholders of the Company. The Company has marketing and sponsorship agreements with The Panthers. Total expenses incurred under these agreements were $0.1 million for each of the thirteen weeks ended March 30, 2014 and March 29, 2015.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Cajun Jack’s, LLC (“Cajun”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. Cajun is a franchisee of the Company. Cajun remits payments to the Company for royalties, marketing, and franchise license fees. As of both December 28, 2014 and March 29, 2015, gross accounts receivable due from Cajun was $9 thousand. For the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company recognized royalty revenue of $21 thousand and $23 thousand, respectively, from Cajun.

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. As of December 28, 2014 and March 29, 2015, gross accounts receivable due from New Generation was $45 thousand and $58 thousand, respectively. For each of the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company recognized royalty revenue of $0.1 million from New Generation. For the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company recognized franchise fee revenue of $0 and $35 thousand, respectively, from New Generation. The Company has agreed to match New Generation’s advertising expenditures in an amount up to 1% of New Generation’s sales from January 29, 2014 through July 31, 2015. The Company incurred $19 thousand and $31 thousand under the terms of this agreement during the thirteen weeks ended March 30, 2014 or March 29, 2015, respectively.

Tri-Arc Food Systems, Inc. (“Tri-Arc”) owns an interest in the Company. In addition, an owner of Tri-Arc is a member of the board of directors of the Company. Tri-Arc is a franchisee of the Company. Tri-Arc remits payments to the Company for royalties, marketing, and franchise license fees. As of both December 28, 2014 and March 29, 2015, gross accounts receivable due from Tri-Arc was $0.4 million. For the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company recognized royalty revenue of $1.1 million and $1.2 million and franchise fee revenue of $13 thousand and $13 thousand, respectively, from Tri-Arc. In addition, the Company reimburses Tri-Arc for shared marketing costs. Total payments to Tri-Arc for the marketing costs were $18 thousand for each of the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively.

JZF Properties, LLC (“JZF”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. JZF leases a building and land to the Company for use as a restaurant operated by the Company. For the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company made total rent payments of $62 thousand and $47 thousand, respectively, to JZF.

MAR Real Estate, LLC (“MRE”) is owned by a certain indirect stockholder of the Company. MRE leases land and buildings to the Company for use as restaurants operated by the Company. For the thirteen weeks ended March 30, 2014 and March 29, 2015, the Company made total rent payments of $74 thousand and $41 thousand, respectively, to MRE.

(17) Subsequent Events

On April 6, 2015, the Company filed a registration statement with the SEC in anticipation of the IPO of its common stock. The registration statement was declared effective on May 7, 2015. Prior to the consummation of the IPO (i) a 359.03843-for-1 stock split of the Company’s common stock was effected (subject to rounding to eliminate any fractional shares), (ii) the conversion ratio of the Company’s Series A Preferred Stock was automatically adjusted as a result of the stock split in accordance with certain anti-dilution provisions in the Company’s certificate of incorporation and (iii) each share of the Company’s Series A Preferred Stock converted into 359.03843 shares of the Company’s common stock (subject to rounding to eliminate any fractional shares). The Company has accordingly presented pro forma basic and diluted net income per share for the thirteen weeks ended March 30, 2014 and March 29, 2015.

BOJANGLES’, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Pro forma basic and diluted net income per share are computed by dividing net income by the basic and diluted pro forma weighted average number of common shares outstanding, after giving effect to the transactions described above, including the conversion of all outstanding shares of the Company’s Series A Preferred Stock into 35,903,836 shares of the Company’s common stock as though the conversion had occurred as of December 30, 2013, the beginning of the thirteen weeks ended March 30, 2014. Additionally, the pro forma weighted average number of common shares outstanding used to calculate pro forma diluted net income per share includes the dilutive effect of outstanding stock options as calculated under the treasury stock method using the IPO price of $19.00 per share.

The computation of pro forma basic and diluted net income per share for the thirteen weeks ended March 30, 2014 and March 29, 2015 are as follows:

	Thirteen Weeks Ended
	March 30, 2014		March 29, 2015
	Basic	Diluted	Basic	Diluted
Net income as reported (in thousands)	$4,985	4,985	3,438	3,438

Pro forma weighted average number of common shares outstanding:
Weighted average number of common shares assumed from the conversion of Series A Preferred Stock after giving effect to the stock split	35,903,836	35,903,836	35,903,836	35,903,836
Weighted average dilutive effect of stock options after giving effect to the stock split	—	1,088,521	—	1,470,785

Pro forma weighted average number of common shares used to calculate pro forma net income per share	35,903,836	36,992,357	35,903,836	37,374,621

Pro forma net income per share	$0.14	0.13	0.10	0.09

All of the shares of our common stock were sold by selling stockholders named in the Prospectus. Accordingly, the Company did not receive any proceeds from the sale of shares in the offering. We agreed to pay the expenses of the selling stockholders related to the offering other than the underwriting discounts and commissions. We expect to incur a total of approximately $5.0 million in offering related expenses, of which $0.2 million and $2.7 million were recorded during the fiscal year ended December 28, 2014 and the thirteen weeks ended March 29, 2015, respectively, and the remainder will be recorded during the thirteen weeks ended June 28, 2015.

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Plan, as set forth in the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan, to increase the number of shares of common stock authorized for issuance to 8,500,000 and to authorize the award of restricted stock units and performance awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations for Bojangles’, Inc. (“Bojangles’” or the “Company”) should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this quarterly report. In this quarterly report, unless the context otherwise requires, references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis.

Operating results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for the fiscal year and our key performance indicators, as discussed below, may decrease for any future period. Unless otherwise stated, comparable restaurant sales and average unit volumes are presented on a system-wide basis, which means they include sales at both company-operated restaurants and franchised restaurants. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise royalty revenues include royalties based on a percentage of franchise sales.

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of March 29, 2015, have expanded our system-wide restaurants to 635 across ten states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants includes both company-operated and franchised restaurants. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, new restaurant openings and net income. In addition, we also evaluate Adjusted Net Income and Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin which are considered to be non-GAAP financial measures.

Company Restaurant Revenues

Company restaurant revenues consist of sales of food and beverages in company-operated restaurants. Company restaurant revenues in a period are influenced by several factors, including the number of operating weeks in such period, the number of open restaurants and comparable restaurant sales growth.

Seasonal factors cause our revenues to fluctuate from quarter to quarter. Our revenues per restaurant are typically lower in the first quarter. As a result, our quarterly and annual operating results and key performance indicators may fluctuate significantly.

Franchise Royalty and Other Franchise Revenues

Franchise royalty and other franchise revenues represents royalty income, and initial and renewal franchise fees. While we expect the majority of our total revenue growth will be driven by company-operated restaurants, our franchised restaurants and growth in franchise royalty and other franchise revenues remain an important part of our financial success.

System-wide Average Unit Volumes

We measure system-wide AUVs on a fiscal year basis and on a TTM basis for each non-fiscal year-end period for system-wide restaurants. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full 12 month period (excluding express units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. This methodology is similar for each TTM period outside the fiscal year end.

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2014	March 29, 2015
Average Unit Volumes
Total system-wide	$1,726	1,800

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for 15 months using a mid-month convention. While we do not record franchised sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015
Comparable Restaurant Sales:
Company-operated	1.7%	7.1%
Franchised	1.6%	8.4%
Total system-wide	1.7%	7.9%

New Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new company-operated restaurants, we incur preopening costs. System-wide, some of our new restaurants open with an initial start-up period of higher than normal sales volume, which subsequently decreases to stabilized levels. New company-operated restaurants typically experience normal inefficiencies such as higher food and supplies, labor and other direct operating costs and, as a result, restaurant contribution margins are typically lower during the start-up period of operations. In addition, new restaurants typically have high occupancy costs compared to existing restaurants. When entering new markets, we may be exposed to longer start-up times and lower contribution margins than reflected in our average historical experience.

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 29, 2015:

	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	368	254	622
Opened during the period	12	4	16
Closed during the period	(3)	—	(3)
Refranchised during the period	—	—	—

Restaurants at the end of the period	377	258	635

A relocation results in a closure and an opening. During the thirteen weeks ended March 29, 2015, our franchisees closed three restaurants, all of which were relocations.

Net Income, Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA

We consider net income to be a key performance indicator that shows the overall health of our entire business. We typically utilize net income in conjunction with the non-GAAP financial measures Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA when assessing the operational strength and the performance of our business.

Adjusted Net Income represents company net income before items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below. Adjusted Pro Forma Diluted Net Income per Share represents company pro forma diluted net income per share before items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

EBITDA represents company net income before interest expense (net of interest income), provision for income taxes and depreciation and amortization. Adjusted EBITDA represents company net income before interest expense (net of interest income), provision for income taxes, depreciation and amortization, items that we do not consider representative of our ongoing operating performance and certain non-cash items, as identified in the reconciliation table below.

Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA as presented in this Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA. Our presentation of Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per share, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe Adjusted Net Income, Adjusted Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following tables set forth reconciliations of net income to Adjusted Net Income and pro forma diluted net income per share to Adjusted Pro Forma Diluted Net Income per Share:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2014	March 29, 2015
Net income	$4,985	3,438

Certain professional and transaction costs (a)	33	2,873
Tax impact of adjustments	(13)	(119)

Total adjustments	20	2,754

Adjusted Net Income	$5,005	6,192

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015
Pro forma diluted net income per share	$0.13	0.09

Certain professional and transaction costs (a)	0.01	0.08
Tax impact of adjustments	—	—

Total adjustments	0.01	0.08

Adjusted Pro Forma Diluted Net Income per Share	$0.14	0.17

(a)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses and third-party consultants for one-time projects.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2014	March 29, 2015
Net income	$4,985	3,438
Income taxes	3,039	3,645
Interest expense, net	2,017	2,221
Depreciation and amortization (a)	3,049	3,517

EBITDA	13,090	12,821
Non-cash rent (b)	360	389
Stock-based compensation (c)	399	339
Preopening expenses (d)	143	300
Sponsor and board member fees and expenses (e)	271	129
Certain professional, transaction and other costs (f)	288	2,873
Impairment and dispositions (g)	—	30

Adjusted EBITDA	$14,551	16,881

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments.
(c)	Includes non-cash, stock-based compensation.
(d)	Includes expenses directly associated with the opening of new company-operated restaurants and incurred prior to the opening of a new company-operated restaurant.
(e)	Includes reimbursement of expenses to our sponsor ($22 thousand and $13 thousand for the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively), compensation and expense reimbursement to members of our board and certain non-recurring executive search firm fees incurred on behalf of our board.
(f)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses, third-party consultants for one-time projects and certain executive relocation costs.
(g)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company restaurant revenues less food and supplies costs, restaurant labor costs, and operating costs. We expect restaurant contribution to increase based on new company-operated restaurants we open and our comparable restaurant sales growth. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant revenues. Fluctuations in restaurant contribution margin can be attributed to company comparable restaurant sales growth, sales volumes of new company restaurants opened, and changes in company food and supplies costs, restaurant labor costs and operating costs.

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We believe that restaurant contribution and restaurant contribution margin are important tools for investors as they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use restaurant contribution and restaurant contribution margin as key metrics to evaluate profitability and performance of our restaurants across periods and to evaluate our restaurant financial performance compared to our competitors.

The following table reconciles our restaurant contribution to the line item on the consolidated statements of operations and comprehensive income entitled “Company restaurant revenues,” which we believe is the most directly comparable GAAP measure on our consolidated statements of operations and comprehensive income.

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2014	March 29, 2015
Company restaurant revenues	$90,755	108,336
Food and supplies costs	(30,184)	(36,561)
Restaurant labor costs	(25,562)	(30,468)
Operating costs	(20,360)	(23,871)

Restaurant contribution	$14,649	17,436

Restaurant contribution margin	16.1%	16.1%

Key Financial Definitions

Total Revenues

Our revenues are derived from two primary sources: company restaurant revenues and franchise revenues. Franchise revenues are comprised of franchise royalty revenues and, to a lesser extent, other franchise revenues which include initial and renewal franchisee fees.

Food and Supplies Costs

Food and supplies costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of food and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs.

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, health care costs and the performance of our restaurants. The Patient Protection and Affordable Care Act (“PPACA”) will increase health care costs for our restaurants beginning in fiscal 2015.

Operating Costs

Restaurant operating costs include all other company-operated restaurant-level operating expenses, such as repairs and maintenance, utilities, credit and debit card processing, occupancy expenses and other restaurant operating costs. In addition, our advertising costs are included in operating costs and are comprised of our company-operated restaurants’ portion of spending on all advertising which includes, but is not limited to, television, radio, social media, billboards, point-of-sale materials, sponsorships, and creation of media, such as commercials and marketing campaigns.

Company Restaurant Depreciation and Amortization

Company restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the restaurant level.

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including compensation and benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect we will incur incremental general and administrative expenses as a result of our IPO and as a public company.

Other Depreciation and Amortization

Other depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets not directly located at company-operated restaurants.

Impairment

Long-lived assets such as property, equipment and intangible assets are reviewed on a unit-by-unit basis for impairment. When circumstances indicate a carrying value of the assets may not be recoverable, an appropriate impairment is recorded.

Gain on Disposal of Property and Equipment

Gain on disposal of property and equipment includes the net gain on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These gains are related to normal disposals in the ordinary course of business and gains from insurance proceeds.

Amortization of Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the term of the related debt on the effective interest method.

Interest Expense

Interest expense primarily consists of interest on our debt outstanding under our credit facility and capital lease obligations.

Income Taxes

Income taxes represent federal, state, and local current and deferred income tax expense.

Results of Operations

Thirteen Weeks Ended March 30, 2014 Compared with the Thirteen Weeks Ended March 29, 2015

Our operating results for the thirteen weeks ended March 30, 2014 and March 29, 2015 are compared below:

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues
Company restaurant revenues	$90,755	$108,336	$17,581	19.4%
Franchise royalty revenues	5,198	5,936	738	14.2%
Other franchise revenues	225	375	150	66.7%

Total revenues	96,178	114,647	18,469	19.2%

Company restaurant operating expenses:
Food and supplies costs	30,184	36,561	6,377	21.1%
Restaurant labor costs	25,562	30,468	4,906	19.2%
Operating costs	20,360	23,871	3,511	17.2%
Depreciation and amortization	2,318	2,674	356	15.4%

Total company restaurant operating expenses	78,424	93,574	15,150	19.3%

Operating income before other operating expenses	17,754	21,073	3,319	18.7%

Other operating expenses:
General and administrative	6,983	10,913	3,930	56.3%
Depreciation and amortization	544	659	115	21.1%
Impairment	—	15	15	n/m
Gain on disposal of property and equipment	—	(2)	(2)	n/m

Total other operating expenses	7,527	11,585	4,058	53.9%

Operating income	10,227	9,488	(739)	(7.2)%
Amortization of deferred debt issuance costs	(186)	(184)	2	(1.1)%
Interest income	1	1	—	—%
Interest expense	(2,018)	(2,222)	(204)	10.1%

Income before income taxes	8,024	7,083	(941)	(11.7)%
Income taxes	3,039	3,645	606	19.9%

Net income	$4,985	$3,438	$(1,547)	(31.0)%

Company Restaurant Revenues

Company restaurant revenues increased $17.6 million, or 19.4%, during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $6.1 million, or 7.1%, composed of increases in price, mix and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 31 company-operated restaurants as of March 29, 2015 compared to March 30, 2014) accounting for $11.5 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.7 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. The increase was primarily due to an additional 23 franchised restaurants at March 29, 2015 compared to March 30, 2014 and franchised comparable restaurant sales growth of 8.4%.

Food and Supplies Costs

Food and supplies costs increased $6.4 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. This increase was primarily driven by an increase in company restaurant revenues. For the thirteen weeks ended March 29, 2015, food and supplies costs as a percentage of company restaurant revenues were 33.7% compared to 33.3% during the thirteen weeks ended March 30, 2014. This percentage increase was primarily due to higher commodity costs, partially offset by our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor increased $4.9 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014, primarily due to higher company restaurant revenues and increased health care costs. As a percentage of company restaurant revenues, restaurant labor costs decreased to 28.1% from 28.2%. This decrease was primarily driven by an increase in comparable restaurant sales which resulted in leveraging certain fixed labor expenses.

Operating Costs

Operating costs increased $3.5 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs decreased to 22.0% for the thirteen weeks ended March 29, 2015 from 22.4% in the thirteen weeks ended March 30, 2014. This decrease was primarily attributable to leveraging comparable restaurant sales growth.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.4 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% and 2.6% during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

General and Administrative Expenses

General and administrative expenses increased $3.9 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. The increase is due primarily to $2.7 million in legal, accounting and other expenses directly related to the IPO, as well as additional positions added to support an increased number of restaurants in our system. As a percentage of total revenues, general and administrative expenses were 9.5% and 7.3% during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively.

Interest Expense

Interest expense increased $0.2 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. The increase was due primarily to an amendment to our credit facility in April 2014 borrowing an additional $50.0 million, partially offset by principal payments of $25.0 million during the 52-week period ended March 29, 2015.

Income Taxes

Income taxes increased $0.6 million during the thirteen weeks ended March 29, 2015 compared to the thirteen weeks ended March 30, 2014. Our effective income tax rates were 51.5% and 37.9% during the thirteen weeks ended March 29, 2015 and March 30, 2014, respectively. The increase was primarily due to expenses incurred related to the IPO for which we will not receive a tax deduction.

Contractual Obligations

During the thirteen weeks ended March 29, 2015, there were no material changes to the contractual obligations as disclosed in the Prospectus for the fiscal year ended December 28, 2014, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance of this franchisee. We have determined that default by the franchisee is unlikely due to timely and consistent payments, and have therefore not recorded a liability for the debt assumed by this franchisee on our consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.2 million and $0.1 million at December 28, 2014 and March 29, 2015, respectively.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, or the JOBS Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our consolidated financial statements contained elsewhere in this Form 10-Q.

There have been no material changes to our critical accounting policies described in the Prospectus.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update is effective in fiscal periods beginning after December 15, 2016 and early application is not permitted. In April 2015, the FASB proposed deferring the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations and working capital and general corporate needs. Our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale, therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees primarily related to royalty revenues.

Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate expenditures. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. While we currently utilize a build-to-suit development strategy, our new restaurant strategy may change over time.

We currently expect our capital expenditures for 2015 will range between $13.0 million and $14.0 million excluding approximately $1.3 million to $1.5 million of restaurant preopening costs for new restaurants that are not capitalized. These capital estimates are based on new restaurant capital expenditures for the opening of 22 to 25 new company-operated restaurants as well as investments to remodel and improve our existing restaurants, for a new point of sale system and for general corporate purposes.

We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund debt service requirements, capital lease obligations, operating lease obligations, capital expenditures and working capital needs for the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of build-to-suit and equipment financing leases for our new company-operated restaurants. We have used excess cash flows to make payments on our outstanding long-term debt in advance of the required due date, and we may continue to do so in future periods.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	March 30, 2014	March 29, 2015
Net cash provided by (used in)
Operating activities	$5,057	$6,814
Investing activities	(712)	(1,151)
Financing activities	(977)	(4,747)

Net increase in cash	$3,368	$916

Operating Activities

Net cash provided by operating activities increased from $5.1 million during the thirteen weeks ended March 30, 2014 to $6.8 million during the thirteen weeks ended March 29, 2015. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, franchise royalty revenues and an increase in comparable restaurant sales.

Investing Activities

Net cash used in investing activities increased from $0.7 million during the thirteen weeks ended March 30, 2014 to $1.2 million during the thirteen weeks ended March 29, 2015. The increase was primarily attributable to an increase in purchases of property and equipment of $0.5 million.

Financing Activities

Net cash used in financing activities increased from $1.0 million during the thirteen weeks ended March 30, 2014 to $4.7 million during the thirteen weeks ended March 29, 2015. This increase was primarily due to a $3.7 million increase in principal payments on long-term debt.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement with several financial institutions. The credit agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the credit agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the credit agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. We had $224.6 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of March 29, 2015.

Borrowings under the credit agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of March 29, 2015, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.92%.

Debt Covenants

Our credit agreement contains various covenants that, among other things, do not allow the company to exceed a maximum consolidated total lease adjusted leverage ratio, require the company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our credit agreement as of March 29, 2015.

Hedging Arrangements

In connection with our credit agreement, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of March 29, 2015. On November 1, 2012, the company entered into the first interest rate swap contract with an effective date of November 30, 2012 and a notional amount of $87.5 million, under which the company pays interest at a fixed 0.44% and receives interest at the one-month LIBOR rate and has a termination date of November 30, 2015. On May 17, 2013, the company entered into a second interest rate swap contract with a notional amount of $50.0 million, with an effective date of November 30, 2015 and a fixed interest rate of 1.3325% and receives the one-month LIBOR rate and has a termination date of September 29, 2017. Also on May 17, 2013, the company entered into a third interest rate swap contract with an effective date of May 31, 2013 and a notional amount of $25.0 million, with interest fixed at 0.70125% and receives the one-month LIBOR rate and has a termination date of May 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage directly affect our labor costs and the PPACA will increase our health insurance costs beginning in fiscal 2015. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increase in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of March 29, 2015, we had outstanding borrowings of $224.6 million under our credit facility. As of March 29, 2015, $112.5 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $1.1 million on an annualized basis.

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our credit facility debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt. However, we seek to mitigate our floating interest rate risk on our credit facility long-term debt by entering into fixed pay interest rate derivatives on a portion of the credit facility long-term debt, as discussed above under “Debt and Other Obligations – Hedging Arrangements”.

Commodity Market Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase food and supplies costs as a percentage of company restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

Credit Risk

Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows.

Certain financial instruments potentially subject the company to a concentration of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts and vendor receivables. We place our cash and cash equivalents with high-credit, quality financial institutions. The balances in these accounts exceed the amounts insured by the Federal Deposit Insurance Corporation.

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees accounted for approximately 44% of our total franchise royalty revenues during each of the thirteen weeks ended March 30, 2014 and March 29, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees accounted for approximately 44% and 43% of our gross royalty and franchise fee accounts receivable as of December 28, 2014 and March 29, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 12a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 29, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and litigation that arise in the normal course of business. Management is of the opinion that, although the outcome of the litigation cannot be predicted with any certainty, the ultimate liability, if any, will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

During the thirteen weeks ended March 29, 2015, there were no material changes to the risk factors disclosed in “Risk Factors” in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our Registration Statement on Form S-1 (File No. 333-203268) filed with the SEC covering our initial public offering of up to 8,912,500 shares of our common stock (including shares subject to the underwriters’ option to purchase additional shares) was declared effective on May 7, 2015. On May 8, 2015, the selling stockholders participating in the Company’s IPO sold 8,912,500 shares of common stock at a price to the public of $19.00 per share.

All of the shares of our common stock were sold by selling stockholders named in the Prospectus. Accordingly, we did not receive any proceeds from the sale of shares in the offering. We agreed to pay the expenses of the selling stockholders related to the offering other than the underwriting discounts and commissions. We expect to incur a total of approximately $5.0 million in offering related expenses, of which $0.2 million and $2.7 million were recorded during the fiscal year ended December 28, 2014 and the thirteen weeks ended March 29, 2015, respectively, and the remainder will be recorded during the thirteen weeks ended June 28, 2015.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2015

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Certificate of Amendment to the Second Amended and Restated Certificate of Correction, effective May 12, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed May 13, 2015).

3.2	Amended and Restated Certificate of Incorporation of Bojangles’, Inc., effective May 13, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 13, 2015).

10.1	Form of Restricted Stock Unit Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (Non-Employee Directors). *

10.2	Form of Incentive Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan. *

10.3	Form of Non-Qualified Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan. *

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith