Form 10-Q
period 2015-06-28
Bojangles', Inc.
filed 2015-08-06
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2015, there were 35,950,959 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC. AND SUBSIDIARIES

INDEX

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 28, 2014 and June 28, 2015 (Unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 29, 2014 and June 28, 2015 (Unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-six weeks ended June 28, 2015 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 29, 2014 and June 28, 2015 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signature	37

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

Assets	December 28, 2014	June 28, 2015
Current assets:
Cash and cash equivalents	$13,201	12,763
Accounts and vendor receivables, net of allowance for doubtful accounts of $167 and $239	4,285	4,600
Accounts receivable, related parties, net of allowance for doubtful accounts of $38 and $23	736	437
Inventories, net	2,743	2,642
Other current assets	2,669	3,089

Total current assets	23,634	23,531
Property and equipment, net	42,478	45,847
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	26,438	25,889
Favorable leases, net	1,908	1,691
Deferred debt issuance costs, net	2,726	2,311
Other noncurrent assets	3,819	3,075

Total assets	$552,643	553,984

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,639	14,508
Accrued expenses	18,479	20,620
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	4,365	4,878
Other current liabilities	1,655	3,129

Total current liabilities	40,138	43,135
Long-term debt, less current maturities	228,249	215,698
Deferred income taxes	116,589	114,193
Capital lease obligations, less current maturities	20,144	20,858
Other noncurrent liabilities	9,771	10,990

Total liabilities	414,891	404,874

Commitments and contingencies (notes 2, 12 and 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 200 shares authorized and 100 shares issued and outstanding as of December 28, 2014, and 25,000 authorized and no shares issued and outstanding as of June 28, 2015	172,691	—
Common stock, $0.01 par value; 200 shares authorized and no shares issued and outstanding as of December 28, 2014, and 150,000 authorized and 35,951 shares issued and outstanding as of June 28, 2015	—	360
Additional paid-in capital	(56,220)	118,030
Retained earnings	21,135	30,907
Accumulated other comprehensive income (loss)	146	(187)

Total stockholders’ equity	137,752	149,110

Total liabilities and stockholders’ equity	$552,643	553,984

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Revenues:
Company restaurant revenues	$100,642	114,043	191,397	222,378
Franchise royalty revenues	5,676	6,368	10,874	12,305
Other franchise revenues	222	105	447	480

Total revenues	106,540	120,516	202,718	235,163

Company restaurant operating expenses:
Food and supplies costs	33,376	36,724	63,560	73,285
Restaurant labor costs	27,913	31,178	53,474	61,647
Operating costs	21,872	24,312	42,232	48,183
Depreciation and amortization	2,374	2,714	4,693	5,388

Total Company restaurant operating expenses	85,535	94,928	163,959	188,503

Operating income before other operating expenses	21,005	25,588	38,759	46,660

Other operating expenses:
General and administrative	7,869	11,717	14,851	22,630
Depreciation and amortization	583	691	1,127	1,350
Impairment	—	—	—	15
(Gain) loss on disposal of property and equipment	(3)	14	(4)	11

Total other operating expenses	8,449	12,422	15,974	24,006

Operating income	12,556	13,166	22,785	22,654
Amortization of deferred debt issuance costs	(174)	(231)	(361)	(415)
Interest income	—	5	1	5
Interest expense	(2,396)	(2,171)	(4,414)	(4,392)

Income before income taxes	9,986	10,769	18,011	17,852
Income taxes	3,748	4,435	6,788	8,080

Net income	6,238	6,334	11,223	9,772

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax benefit (expense) of $180, $(9), $217 and $207	(284)	14	(335)	(333)

Comprehensive income	$5,954	6,348	10,888	9,439

Net income per share:
Basic	$—	0.31	—	0.95

Diluted	$0.17	0.17	0.30	0.26

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Twenty-Six Weeks Ended June 28, 2015

(Unaudited)

(in thousands)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of December 28, 2014	$172,691	—	(56,220)	21,135	146	137,752
Net income	—	—	—	9,772	—	9,772
Change in fair value on interest rate swaps, net of income tax benefit of $207	—	—	—	—	(333)	(333)
Stock option exercise	—	1	95	—	—	96
Excess tax benefits from stock-based payment arrangements	—	—	421	—	—	421
Conversion of preferred stock to common stock	(172,691)	359	172,332	—	—	—
Stock-based compensation	—	—	1,402	—	—	1,402

Balance as of June 28, 2015	$—	360	118,030	30,907	(187)	149,110

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015
Cash flows from operating activities:
Net income	$11,223	9,772
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	—	(2,237)
Depreciation and amortization	5,820	6,738
Amortization of deferred debt issuance costs	361	415
Impairment	—	15
(Gain) loss on disposal of property and equipment	(4)	11
Provision for doubtful accounts	30	55
(Benefit) provision for inventory spoilage	(2)	16
Provision (benefit) for closed stores	101	(50)
Stock-based compensation	743	1,402
Excess tax benefit from stock-based compensation	(49)	(421)
Changes in operating assets and liabilities	190	2,930

Net cash provided by operating activities	18,413	18,646

Cash flows from investing activities:
Purchases of franchisee’s assets	(3,188)	(186)
Purchases of property and equipment	(2,944)	(4,671)
Proceeds from disposition of property and equipment	3	28

Net cash used in investing activities	(6,129)	(4,829)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	50,000	—
Principal payments on long-term debt	(5,968)	(12,551)
Debt issuance costs	(720)	—
Distribution to stockholders	(50,000)	—
Stock option settlement	(172)	—
Stock option exercise	—	96
Excess tax benefit from stock-based compensation	49	421
Principal payments on capital lease obligations	(1,979)	(2,221)

Net cash used in financing activities	(8,790)	(14,255)

Net increase (decrease) in cash and cash equivalents	3,494	(438)
Cash and cash equivalents balance, beginning of period	8,456	13,201

Cash and cash equivalents balance, end of period	$11,950	12,763

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	172,691
Cash paid for interest	4,189	4,374
Cash paid for income taxes	8,054	8,814
Assets acquired under capital leases	2,340	3,551
Net change in assets under financing obligations	3,916	1,493
Reduction of capital lease obligations upon return of assets	40	81

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of June 28, 2015, there were 267 Company-operated restaurants, 59 related party franchised restaurants, and 320 independent franchised restaurants operating under the Bojangles’ name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 28, 2015:

	Thirteen Weeks Ended June 28, 2015			Twenty-Six Weeks Ended June 28, 2015
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	377	258	635	368	254	622
Opened during the period	4	9	13	16	13	29
Closed during the period	(2)	—	(2)	(5)	—	(5)
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	379	267	646	379	267	646

A relocation results in a closure and an opening. During the thirteen weeks ended June 28, 2015, our franchisees closed 2 restaurants, one of which was a relocation. During the twenty-six weeks ended June 28, 2015, our franchisees closed 5 restaurants, 4 of which were relocations.

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

On May 13, 2015, the Company completed its initial public offering of 8,912,500 shares of common stock at a price to the public of $19.00 per share (the “IPO”), including 1,162,500 shares sold to the underwriters pursuant to their option to purchase additional shares. All of the shares of our common stock offered as part of the IPO were sold by selling stockholders. Accordingly, the Company did not receive any proceeds from the sale of the shares. Prior to the consummation of the IPO (i) a

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

359.03843-for-1 stock split of the Company’s common stock was effected (subject to rounding to eliminate any fractional shares), (ii) the conversion ratio of the Company’s Series A Preferred Stock was automatically adjusted as a result of the stock split in accordance with certain anti-dilution provisions in the Company’s certificate of incorporation and (iii) each share of the Company’s Series A Preferred Stock converted into 359.03843 shares of the Company’s common stock (subject to rounding to eliminate any fractional shares). All share and per-share data herein have been adjusted to reflect the stock split as though it had occurred prior to the earliest data presented.

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

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal year 2014 ended on December 28, 2014 and consisted of 52 weeks. Fiscal year 2015 will end on December 27, 2015 and will consist of 52 weeks. Fiscal quarters within both fiscal years 2014 and 2015 are comprised of thirteen weeks.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Term Loan, due October 9, 2018	$228,249	215,698
Revolving line of credit, due October 9, 2018	—	—

Total long-term debt	228,249	215,698
Less: Current maturities of long term debt	—	—

Long-term debt, less current maturities	$228,249	215,698

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement was subsequently amended on May 15, 2013 and again on April 11, 2014.

As of December 28, 2014, there were outstanding balances under the term loan in one-month Eurodollar loans of $228.2 million, all of which were accruing interest at a rate of approximately 2.91%. As of June 28, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $215.7 million, all of which were accruing interest at a rate of approximately 2.94%.

As of December 28, 2014 and June 28, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of December 28, 2014 and June 28, 2015.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The activity in accumulated other comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended December 28, 2014	Twenty- Six Weeks Ended June 28, 2015
Opening balance, accumulated other comprehensive income	$414	146
Unrealized loss from effective interest rate swap, net of tax	(268)	(333)

Ending balance, accumulated other comprehensive income (loss)	$146	(187)

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, and the rate on the fixed leg of the swaps. There were three interest rate swaps outstanding as of June 28, 2015.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of
December 28, 2014:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,202	2,202	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	338	—	338	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(100)	—	(100)	—
Fair value measurement as of
June 28, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,587	2,587	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	33	—	33	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(336)	—	(336)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the twenty-six weeks ended June 28, 2015.

Our investments for the nonqualified deferred compensation plan are comprised of investments held in a rabbi trust. These investments consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Our interest rate swaps are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Income taxes refundable	$855	—
Prepaid expenses	647	1,874
Deferred income taxes	1,167	1,215

Other current assets	$2,669	3,089

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	December 28, 2014	June 28, 2015
Land	—	$1,140	1,140
Buildings	Up to 40 years	620	620
Furniture, fixtures and equipment	Up to 5 years	14,837	15,876
Computer hardware and software	Up to 3 years	5,412	6,584
Leasehold improvements	Up to 20 years	20,145	22,394
Capital leases, buildings	Lesser of lease term or 40 years	8,553	8,553
Capital leases, equipment	Lesser of lease term or 5 years	17,466	18,787
Capital leases, automobiles	Lesser of lease term or 5 years	2,689	2,904
Construction-in-progress	—	3,015	6,058

Total		73,877	82,916
Less:
Accumulated depreciation		(20,750)	(24,279)
Accumulated amortization		(10,649)	(12,790)

Property and equipment, net		$42,478	45,847

Depreciation and amortization expense related to property and equipment was $2.7 million and $3.1 million for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and $5.3 million and $6.2 million for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	December 28, 2014	June 28, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(3,185)	(3,734)

Franchise rights, net	$26,438	25,889

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended June 29, 2014 and June 28, 2015, and $0.5 million during each of the twenty-six weeks ended June 29, 2014 and June 28, 2015.

(7)	Deferred Debt Issuance Costs, Net

Deferred debt issuance costs, net are as follows (in thousands):

	December 28, 2014	June 28, 2015
Deferred debt issuance costs	$4,254	4,254
Less accumulated amortization	(1,528)	(1,943)

Deferred debt issuance costs, net	$2,726	2,311

Debt issuance costs are capitalized and amortized using the effective interest method over the initial term of the related loan.

(8)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Investments for nonqualified deferred compensation plan	$2,202	2,587
Interest rate swap asset	338	33
Deferred initial public offering costs	846	—
Other noncurrent assets	433	455

Other noncurrent assets	$3,819	3,075

As of December 28, 2014, deferred initial public offering costs, which primarily consisted of direct, incremental legal and accounting fees relating to the Company’s IPO, were capitalized within other noncurrent assets. The deferred initial public offering costs were expected to be offset against IPO proceeds due to the Company for newly issued shares of common stock upon the consummation of the IPO. During the second fiscal quarter of 2015, all of the shares of our common stock offered as part of the IPO were sold by selling stockholders. Accordingly, the Company did not receive any proceeds from the sale of the shares. As a result, approximately $4.5 million of expenses incurred by the Company related to the IPO, including the previously deferred initial public offering costs, were recorded within general and administrative expense on the Condensed Consolidated Statement of Operations during the twenty-six weeks ended June 28, 2015, of which $1.8 million was recorded during the thirteen weeks ended June 28, 2015.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Payroll & related	$11,938	10,294
Sales and property taxes	2,268	4,625
Gift cards	761	537
Utilities	1,107	1,116
Occupancy	490	571
Interest	796	814
Other	1,119	2,663

Accrued expenses	$18,479	20,620

(10)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Financing obligations under build-to-suit transactions	$937	2,431
Income taxes payable	—	228
Closed store obligation	155	93
Escrow liability	563	377

Other current liabilities	$1,655	3,129

(11)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2014	June 28, 2015
Deferred rents	$4,271	5,071
Unfavorable lease liability, net	2,111	1,964
Deferred compensation	2,202	2,587
Deferred revenue	598	590
Closed store obligation	454	407
Interest rate swap liability	100	336
Other noncurrent liabilities	35	35

Other noncurrent liabilities	$9,771	10,990

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States and certain vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 45% and 44% of the Company’s total franchise royalty revenues for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and approximately 45% and 44% of the Company’s total franchise royalty revenues for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 44% and 43% of the Company’s gross royalty and franchise fee accounts receivable as of December 28, 2014 and June 28, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined default by the franchisee is unlikely due to their timely and consistent payments; therefore, the Company has not recorded a liability for this note on its consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.2 million and $0.1 million as of December 28, 2014 and June 28, 2015, respectively.

(13)	Leases

The Company’s agreement with a financial institution providing up to $5.0 million for leasing of equipment with a remaining capacity of approximately $2.1 million available as of December 28, 2014 was scheduled to expire on March 1, 2015. In March 2015, the financial institution agreed to provide up to $5.0 million for leasing of equipment through March 1, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s agreement with another financial institution providing up to $2.5 million for leasing of equipment with a remaining capacity of approximately $1.1 million available as of December 28, 2014 was scheduled to expire on December 31, 2014. In March 2015, the financial institution agreed to provide up to $1.8 million for leasing of equipment through January 31, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the 32 month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1.

(14)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 28, 2015. The Company has not presented historical basic net income per share because our historical capital structure makes the presentation of net income per share not meaningful as the Company did not have any shares of common stock outstanding prior to its IPO.

The computation of diluted net income per share assumes the conversion of the outstanding preferred stock into common stock. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computation of basic and diluted net income per share for the thirteen and twenty-six weeks ended June 29, 2014 and June 28, 2015 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Net income	$6,238	6,334	11,223	9,772

Weighted average number of common shares outstanding-basic	—	20,540	—	10,270

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	35,904	15,388	35,904	25,646
Weighted average dilutive effect of stock options	1,052	1,559	1,060	1,530
Weighted average dilutive effect of restricted stock units	—	4	—	6

Weighted average number of common shares outstanding-diluted	36,956	37,491	36,964	37,452

Net income per share-basic	$—	0.31	—	0.95

Net income per share-diluted	$0.17	0.17	0.30	0.26

(15)	Income Taxes

The Company’s effective income tax rates were 37.5% and 41.2% for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and 37.7% and 45.3% for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively. The effective income tax rates for the thirteen and twenty-six weeks ended June 28, 2015 were impacted by costs related to the IPO that are not deductible for income tax purposes, which was partially offset by the recognition of certain tax credits.

(16)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant stock options, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. There are up to 8.5 million shares available for issuance under the Amended 2011 Plan of authorized but unissued common stock. At June 28, 2015, there were 4.0 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years.

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 28, 2014	4,459,419	$3.76	7.8	$28,344
Granted	—	—
Exercised	(47,123)	2.03
Repurchased	—	—
Forfeited	(6,732)	2.03
Expired	—	—

Balance as of June 28, 2015	4,405,564	$3.79	7.3	$86,899

Exercisable as of June 28, 2015	2,162,923	$2.95	7.1	$44,465

As of June 28, 2015, there was $2.7 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units

On May 13, 2015, the Company granted 2,631 restricted stock units to each of its non-employee directors who are not affiliated with Advent. The restricted stock units will vest on the date of the Company’ next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 28, 2014	—	$—
Granted	7,893	19.00
Forfeited	—	—
Vested	—	—

Nonvested as of June 28, 2015	7,893	$19.00

As of June 28, 2015, there was $0.1 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized ratably over a period of approximately 0.8 years.

(17)	Related Party Transactions

Advent International Corporation (“Advent”) is related to the Company through members of the Board of Directors and ownership of the Company. The Company reimburses Advent for certain expenses. Total amounts incurred for expenses reimbursed to Advent were $7 thousand and $0 for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and $29 thousand and $13 thousand for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively. There were no amounts included in accounts payable due to Advent as of both December 28, 2014 and June 28, 2015.

Panthers Football, LLC (“The Panthers”) is owned by family members of certain indirect stockholders of the Company. The Company has marketing and sponsorship agreements with The Panthers. Total expenses incurred under these agreements were $0 for each of the thirteen weeks ended June 29, 2014 and June 28, 2015, and $0.1 million for each of the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively.

Cajun Jack’s, LLC (“Cajun”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. Cajun is a franchisee of the Company. Cajun remits payments to the Company for royalties, marketing, and franchise license fees. As of December 28, 2014 and June 28, 2015, gross accounts receivable due from Cajun was $9 thousand and $10 thousand, respectively. For the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company recognized royalty revenue of $25 thousand and $26 thousand, respectively, from Cajun. For the twenty-six weeks ended June 29, 2014 and June 28, 2015, the Company recognized royalty revenue of $46 thousand and $49 thousand, respectively, from Cajun.

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. As of December 28, 2014 and June 28, 2015, gross accounts receivable due from New Generation was $45 thousand and $49 thousand, respectively. For each of the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company recognized royalty revenue of $0.1 million from New Generation. The Company recognized royalty revenue of $0.2 million and $0.3 million from New Generation during the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively. For the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company recognized franchise fee revenue of $0 and $0, respectively, from New Generation. For the twenty-six weeks ended June 29, 2014 and June 28, 2015, the Company recognized franchise fee revenue of $0 and $35 thousand, respectively, from New Generation. The Company has agreed to match New Generation’s advertising expenditures in an

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

amount up to 1% of New Generation’s sales from January 29, 2014 through July 31, 2015. The Company incurred $30 thousand and $33 thousand under the terms of this agreement during the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and $0.1 million during both of the twenty-six weeks ended June 29, 2014 and June 28, 2015.

Tri-Arc Food Systems, Inc. (“Tri-Arc”) owns an interest in the Company. In addition, an owner of Tri-Arc is a member of the board of directors of the Company. Tri-Arc is a franchisee of the Company. Tri-Arc remits payments to the Company for royalties, marketing, and franchise license fees. As of both December 28, 2014 and June 28, 2015, gross accounts receivable due from Tri-Arc was $0.4 million. For the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company recognized royalty revenue of $1.2 million and $1.3 million and franchise fee revenue of $13 thousand and $0, respectively, from Tri-Arc. For the twenty-six weeks ended June 29, 2014 and June 28, 2015, the Company recognized royalty revenue of $2.2 million and $2.5 million and franchise fee revenue of $25 thousand and $13 thousand, respectively, from Tri-Arc. In addition, the Company reimburses Tri-Arc for shared marketing costs. Total payments to Tri-Arc for the marketing costs were $18 thousand for each of the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and $36 thousand for each of the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively.

JZF Properties, LLC (“JZF”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. JZF leases a building and land to the Company for use as a restaurant operated by the Company. For the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company made total rent payments of $46 thousand and $55 thousand, respectively, to JZF. For each of the twenty-six weeks ended June 29, 2014 and June 28, 2015, the Company made total rent payments of $0.1 million to JZF.

MAR Real Estate, LLC (“MRE”) is owned by a certain indirect stockholder of the Company. MRE leases land and buildings to the Company for use as restaurants operated by the Company. For the thirteen weeks ended June 29, 2014 and June 28, 2015, the Company made total rent payments of $12 thousand and $43 thousand, respectively, to MRE. For each of the twenty-six weeks ended June 29, 2014 and June 28, 2015, the Company made total rent payments of $0.1 million to MRE.

(18)	Subsequent Events

Subsequent to June 28, 2015, the Company completed a merger of BHI Intermediate Holding Corp. (“BHIH”), a Delaware corporation and a wholly-owned subsidiary of the Company, with and into the Company (the “Merger”). Also, in order to permit the Merger, the Company entered into Amendment No. 3 (the “Amendment”) to the Credit Agreement. The Amendment, among other things, deemed the Company (as successor-in-interest to BHIH), as of the Merger effective date, to be a party to the Credit Agreement as a “Guarantor” and “Loan Party” thereunder.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of June 28, 2015, have expanded our system-wide restaurants to 646 across ten states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $289.0 million and $559.4 million of system-wide sales during the thirteen and twenty-six weeks ended June 28, 2015, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, new restaurant openings and net income. In addition, we also evaluate Pro Forma Net Income and Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin which are considered to be non-GAAP financial measures.

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

System-wide Average Unit Volumes

We measure system-wide AUVs on a fiscal year basis and on a trailing twelve month basis for each non-fiscal year-end period for system-wide restaurants. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full 12 month period (excluding express units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. This methodology is similar for each trailing twelve month period outside the fiscal year end.

	Trailing Twelve Months Ended
	June 29, 2014	June 28, 2015
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,738	1,819

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Comparable Restaurant Sales:
Company-operated	3.4%	3.3%	2.6%	5.1%
Franchised	4.7%	5.1%	3.2%	6.7%
Total system-wide	4.2%	4.4%	3.0%	6.0%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 28, 2015:

	Thirteen Weeks Ended June 28, 2015			Twenty-Six Weeks Ended June 28, 2015
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	377	258	635	368	254	622
Opened during the period	4	9	13	16	13	29
Closed during the period	(2)	—	(2)	(5)	—	(5)
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	379	267	646	379	267	646

A relocation results in a closure and an opening. During the thirteen weeks ended June 28, 2015, our franchisees closed 2 restaurants, one of which was a relocation. During the twenty-six weeks ended June 28, 2015, our franchisees closed 5 restaurants, 4 of which were relocations.

During the thirteen weeks ended June 28, 2015, nine of the thirteen new restaurants opened during the last three weeks of the fiscal quarter.

Net Income, Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA

We consider net income to be a key performance indicator that shows the overall health of our entire business. We typically utilize net income in conjunction with the non-GAAP financial measures Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA when assessing the operational strength and the performance of our business.

Pro Forma Net Income represents company net income before items that we do not consider representative of our ongoing operating performance, as well as an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company for those periods where they had not yet been incurred, both as identified in the reconciliation table below. Pro Forma Diluted Net Income per Share represents company diluted net income per share before items that we do not consider representative of our ongoing operating performance, as well as an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company for those periods where they had not yet been incurred, both as identified in the reconciliation table below.

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

Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA as presented in this Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA. Our presentation of Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Pro Forma Net Income, Pro Forma Diluted Net Income per share, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe Pro Forma Net Income, Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following tables set forth reconciliations of net income to Pro Forma Net Income and diluted net income per share to Pro Forma Diluted Net Income per Share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Net income	$6,238	6,334	11,223	9,772

Certain professional and transaction costs (a)	152	2,007	185	4,880
Incremental public company costs (b)	(600)	(194)	(1,200)	(794)
Stock-based compensation (c)	—	724	—	724
Tax impact of adjustments	213	(283)	433	(172)

Total adjustments	(235)	2,254	(582)	4,638

Pro Forma Net Income	$6,003	8,588	10,641	14,410

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Diluted net income per share	$0.17	0.17	0.30	0.26

Certain professional and transaction costs (a)	—	0.06	0.01	0.13
Incremental public company costs (b)	(0.02)	(0.01)	(0.03)	(0.02)
Stock-based compensation (c)	—	0.02	—	0.02
Tax impact of adjustments	0.01	(0.01)	0.01	(0.01)

Total adjustments	(0.01)	0.06	(0.01)	0.12

Pro Forma Diluted Net Income per Share	$0.16	0.23	0.29	0.38

(a)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses and third-party consultants for one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance based stock option awards, as well as employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Net income	$6,238	6,334	11,223	9,772
Income taxes	3,748	4,435	6,788	8,080
Interest expense, net	2,396	2,166	4,413	4,387
Depreciation and amortization (a)	3,131	3,636	6,181	7,153

EBITDA	15,513	16,571	28,605	29,392
Non-cash rent (b)	407	390	767	779
Stock-based compensation (c)	343	1,080	743	1,419
Preopening expenses (d)	200	438	343	739
Sponsor and board member fees and expenses (e)	247	38	517	166
Certain professional, transaction and other costs (f)	184	2,007	472	4,880
Impairment and dispositions (g)	(1)	25	(1)	54

Adjusted EBITDA	$16,893	20,549	31,446	37,429

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments.
(c)	Includes non-cash, stock-based compensation, as well as employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO.
(d)	Includes expenses directly associated with the opening of new company-operated restaurants and incurred prior to the opening of a new company-operated restaurant.
(e)	Includes reimbursement of expenses to our sponsor prior to our initial public offering ($7 thousand and $0 for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and $29 thousand and $13 thousand for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively), compensation and expense reimbursement to members of our board prior to our initial public offering and certain non-recurring executive search firm fees incurred on behalf of our board.
(f)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses, third-party consultants for one-time projects and certain executive relocation costs.
(g)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2014	June 28, 2015	June 29, 2014	June 28, 2015
Company restaurant revenues	$100,642	114,043	191,397	222,378
Food and supplies costs	(33,376)	(36,724)	(63,560)	(73,285)
Restaurant labor costs	(27,913)	(31,178)	(53,474)	(61,647)
Operating costs	(21,872)	(24,312)	(42,232)	(48,183)

Restaurant contribution	$17,481	21,829	32,131	39,263

Restaurant contribution margin	17.4%	19.1%	16.8%	17.7%

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

(Gain) Loss on Disposal of Property and Equipment

(Gain) loss on disposal of property and equipment includes the net (gain) loss on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These (gains) losses are related to normal disposals in the ordinary course of business and gains from insurance proceeds.

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

Results of Operations

Thirteen Weeks Ended June 29, 2014 Compared with the Thirteen Weeks Ended June 28, 2015

Our operating results for the thirteen weeks ended June 29, 2014 and June 28, 2015 are compared below:

	Thirteen Weeks Ended
	June 29, 2014	June 28, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues
Company restaurant revenues	$100,642	$114,043	$13,401	13.3%
Franchise royalty revenues	5,676	6,368	692	12.2%
Other franchise revenues	222	105	(117)	(52.7)%

Total revenues	106,540	120,516	13,976	13.1%

Company restaurant operating expenses:
Food and supplies costs	33,376	36,724	3,348	10.0%
Restaurant labor costs	27,913	31,178	3,265	11.7%
Operating costs	21,872	24,312	2,440	11.2%
Depreciation and amortization	2,374	2,714	340	14.3%

Total company restaurant operating expenses	85,535	94,928	9,393	11.0%

Operating income before other operating expenses	21,005	25,588	4,583	21.8%

Other operating expenses:
General and administrative	7,869	11,717	3,848	48.9%
Depreciation and amortization	583	691	108	18.5%
(Gain) loss on disposal of property and equipment	(3)	14	17	n/m

Total other operating expenses	8,449	12,422	3,973	47.0%

Operating income	12,556	13,166	610	4.9%
Amortization of deferred debt issuance costs	(174)	(231)	(57)	32.8%
Interest income	—	5	5	n/m
Interest expense	(2,396)	(2,171)	225	(9.4)%

Income before income taxes	9,986	10,769	783	7.8%
Income taxes	3,748	4,435	687	18.3%

Net income	$6,238	$6,334	$96	1.5%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $13.4 million, or 13.3%, during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $3.2 million, or 3.3%, composed of increases in price and mix at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of June 28, 2015 compared to June 29, 2014) accounting for $10.2 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.7 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. The increase was primarily due to an additional net 25 franchised restaurants at June 28, 2015 compared to June 29, 2014 and franchised comparable restaurant sales growth of 5.1%.

Food and Supplies Costs

Food and supplies costs increased $3.3 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. This increase was primarily driven by an increase in company restaurant revenues. For the thirteen weeks ended June 28, 2015, food and supplies costs as a percentage of company restaurant revenues were 32.2% compared to 33.2% during the thirteen weeks ended June 29, 2014. This percentage decrease was primarily due to the impact of our menu price increases, partially offset by higher commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $3.3 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014, primarily due to higher company restaurant revenues and increased health care costs. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.3% from 27.7%. This decrease was primarily driven by an increase in comparable restaurant sales which resulted in leveraging certain fixed labor expenses, partially offset by an increase in health care costs related to enrollment from the Affordable Care Act and higher medical claims.

Operating Costs

Operating costs increased $2.4 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs decreased to 21.3% for the thirteen weeks ended June 28, 2015 from 21.7% in the thirteen weeks ended June 29, 2014. This decrease was primarily attributable to leveraging comparable restaurant sales growth.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.3 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.4% during both the thirteen weeks ended June 28, 2015 and June 29, 2014.

General and Administrative Expenses

General and administrative expenses increased $3.8 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. The increase is due primarily to $1.8 million in legal, accounting and other expenses directly related to the IPO, $0.7 million of higher stock-based compensation expense as a result of the vesting of certain performance awards, additional positions added to support an increased number of restaurants in our system and additional costs as a result of operating as a public company. As a percentage of total revenues, general and administrative expenses were 9.7% and 7.4% during the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.2 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. The decrease was due primarily to principal payments of $28.0 million on our long-term debt, partially offset by an increase in capital lease obligations during the 52-week period ended June 28, 2015.

Income Taxes

Income taxes increased $0.7 million during the thirteen weeks ended June 28, 2015 compared to the thirteen weeks ended June 29, 2014. Our effective income tax rates were 41.2% and 37.5% during the thirteen weeks ended June 28, 2015 and June 29, 2014, respectively. The increase was primarily due to expenses incurred related to the IPO for which we will not receive a tax deduction, which was partially offset by the recognition of certain tax credits.

Twenty-Six Weeks Ended June 29, 2014 Compared with the Twenty-Six Weeks Ended June 28, 2015

Our operating results for the twenty-six weeks ended June 29, 2014 and June 28, 2015 are compared below:

	Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues
Company restaurant revenues	$191,397	$222,378	$30,981	16.2%
Franchise royalty revenues	10,874	12,305	1,431	13.2%
Other franchise revenues	447	480	33	7.4%

Total revenues	202,718	235,163	32,445	16.0%

Company restaurant operating expenses:
Food and supplies costs	63,560	73,285	9,725	15.3%
Restaurant labor costs	53,474	61,647	8,173	15.3%
Operating costs	42,232	48,183	5,951	14.1%
Depreciation and amortization	4,693	5,388	695	14.8%

Total company restaurant operating expenses	163,959	188,503	24,544	15.0%

Operating income before other operating expenses	38,759	46,660	7,901	20.4%

Other operating expenses:
General and administrative	14,851	22,630	7,779	52.4%
Depreciation and amortization	1,127	1,350	223	19.8%
Impairment	—	15	15	n/m
(Gain) loss on disposal of property and equipment	(4)	11	15	n/m

Total other operating expenses	15,974	24,006	8,032	50.3%

Operating income	22,785	22,654	(131)	(0.6)%
Amortization of deferred debt issuance costs	(361)	(415)	(54)	15.0%
Interest income	1	5	4	n/m
Interest expense	(4,414)	(4,392)	22	(0.5)%

Income before income taxes	18,011	17,852	(159)	(0.9)%
Income taxes	6,788	8,080	1,292	19.0%

Net income	$11,223	$9,772	$(1,451)	(12.9)%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $31.0 million, or 16.2%, during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $9.3 million, or 5.1%, composed of increases in price, mix and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of June 28, 2015 compared to June 29, 2014) accounting for $21.7 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $1.4 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. The increase was primarily due to an additional net 25 franchised restaurants at June 28, 2015 compared to June 29, 2014 and franchised comparable restaurant sales growth of 6.7%.

Food and Supplies Costs

Food and supplies costs increased $9.7 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. This increase was primarily driven by an increase in company restaurant revenues. For the twenty-six weeks ended June 28, 2015, food and supplies costs as a percentage of company restaurant revenues were 33.0% compared to 33.2% during the twenty-six weeks ended June 29, 2014. This percentage decrease was primarily due to the impact of our menu price increases, partially offset by higher commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $8.2 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014, primarily due to higher company restaurant revenues and increased health care costs. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.7% from 27.9%. This decrease was primarily driven by an increase in comparable restaurant sales which resulted in leveraging certain fixed labor expenses, partially offset by an increase in health care costs related to enrollment from the Affordable Care Act and higher medical claims.

Operating Costs

Operating costs increased $6.0 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs decreased to 21.7% for the twenty-six weeks ended June 28, 2015 from 22.1% in the twenty-six weeks ended June 29, 2014. This decrease was primarily attributable to leveraging comparable restaurant sales growth.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.7 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.4% and 2.5% during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

General and Administrative Expenses

General and administrative expenses increased $7.8 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. The increase is due primarily to $4.5 million in legal, accounting and other expenses directly related to the IPO, $0.7 million of higher stock-based compensation expense as a result of the vesting of certain performance awards, additional positions added to support an increased number of restaurants in our system and additional costs as a result of operating as a public company. As a percentage of total revenues, general and administrative expenses were 9.6% and 7.3% during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense during the twenty-six weeks ended June 28, 2015 was flat compared to the twenty-six weeks ended June 29, 2014. Interest expense was impacted by an amendment to our credit facility in April 2014 borrowing an additional $50.0 million and an increase in capital lease obligations, both of which were offset by principal payments of $28.0 million during the 52-week period ended June 28, 2015.

Income Taxes

Income taxes increased $1.3 million during the twenty-six weeks ended June 28, 2015 compared to the twenty-six weeks ended June 29, 2014. Our effective income tax rates were 45.3% and 37.7% during the twenty-six weeks ended June 28, 2015 and June 29, 2014, respectively. The increase was primarily due to expenses incurred related to the IPO for which we will not receive a tax deduction, which was partially offset by the recognition of certain tax credits.

Contractual Obligations

During the twenty-six weeks ended June 28, 2015, there were no material changes to the contractual obligations as disclosed in the Prospectus for the fiscal year ended December 28, 2014, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance of this franchisee. We have determined that default by the franchisee is unlikely due to timely and consistent payments, and have therefore not recorded a liability for the debt assumed by this franchisee on our consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.2 million and $0.1 million at December 28, 2014 and June 28, 2015, respectively.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718). The new guidance provides new criteria for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (“ASU 2015-03”). The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of all these proposals, but will make such an evaluation as the standards are finalized.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations and working capital and general corporate needs. Our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees primarily related to royalty revenues, as well as from certain vendors.

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

We currently expect our capital expenditures for 2015 will range between $13.0 million and $14.0 million excluding approximately $1.5 million to $1.6 million of restaurant preopening costs for new restaurants that are not capitalized. These capital estimates are based on new restaurant capital expenditures for the opening of 26 to 27 new company-operated restaurants as well as investments to remodel and improve our existing restaurants, for a new point of sale system and for general corporate purposes.

We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund debt service requirements, capital lease obligations, operating lease obligations, capital expenditures and working capital needs for at least the next 12 months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of build-to-suit and equipment financing leases for our new company-operated restaurants. We have used excess cash flows to make payments on our outstanding long-term debt in advance of the required due date, and we may continue to do so in future periods.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	June 29, 2014	June 28, 2015
Net cash provided by (used in)
Operating activities	$18,413	$18,646
Investing activities	(6,129)	(4,829)
Financing activities	(8,790)	(14,255)

Net increase (decrease) in cash	$3,494	$(438)

Operating Activities

Net cash provided by operating activities increased from $18.4 million during the twenty-six weeks ended June 29, 2014 to $18.6 million during the twenty-six weeks ended June 28, 2015. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, franchise royalty revenues and an increase in comparable restaurant sales, partially offset by the costs associated with our initial public offering.

Investing Activities

Net cash used in investing activities decreased from $6.1 million during the twenty-six weeks ended June 29, 2014 to $4.8 million during the twenty-six weeks ended June 28, 2015. The decrease was primarily attributable to the purchase of a franchisee’s assets that occurred during the twenty-six weeks ended June 29, 2014, partially offset by an increase in purchases of property and equipment of $1.7 million.

Financing Activities

Net cash used in financing activities increased from $8.8 million during the twenty-six weeks ended June 29, 2014 to $14.3 million during the twenty-six weeks ended June 28, 2015. This increase was primarily due to a $6.6 million increase in principal payments on long-term debt, partially offset by a reduction in debt issuance costs of $0.7 million.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement with several financial institutions. The credit agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the credit agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the credit agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. We had $215.7 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of June 28, 2015.

Borrowings under the credit agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of June 28, 2015, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.94%.

Debt Covenants

Our credit agreement contains various covenants that, among other things, do not allow the company to exceed a maximum consolidated total lease adjusted leverage ratio, require the company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our credit agreement as of June 28, 2015.

Hedging Arrangements

In connection with our credit agreement, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of June 28, 2015. On November 1, 2012, the company entered into the first interest rate swap contract with an effective date of November 30, 2012 and a notional amount of $87.5 million, under which the company pays interest at a fixed 0.44% and receives interest at the one-month LIBOR rate and has a termination date of November 30, 2015. On May 17, 2013, the company entered into a second interest rate swap contract with a notional amount of $50.0 million, with an effective date of November 30, 2015 and a fixed interest rate of 1.3325% and receives the one-month LIBOR rate and has a termination date of September 29, 2017. Also on May 17, 2013, the company entered into a third interest rate swap contract with an effective date of May 31, 2013 and a notional amount of $25.0 million, with interest fixed at 0.70125% and receives the one-month LIBOR rate and has a termination date of May 31, 2017.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of June 28, 2015, we had outstanding borrowings of $215.7 million under our credit facility. As of June 28, 2015, $112.5 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $1.0 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees accounted for approximately 45% and 44% of our total franchise royalty revenues for the thirteen weeks ended June 29, 2014 and June 28, 2015, respectively, and approximately 45% and 44% of our total franchise royalty revenues for the twenty-six weeks ended June 29, 2014 and June 28, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees accounted for approximately 44% and 43% of our gross royalty and franchise fee accounts receivable as of December 28, 2014 and June 28, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 28, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the thirteen weeks ended June 28, 2015, there were no material changes to the risk factors disclosed in “Risk Factors” in the Prospectus.

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

All of the shares of our common stock were sold by selling stockholders named in the Prospectus. Accordingly, we did not receive any proceeds from the sale of shares in the offering. We agreed to pay the expenses of the selling stockholders related to the offering other than the underwriting discounts and commissions. We incurred a total of $4.7 million in offering related expenses, of which $0.2 million, $2.7 million and $1.8 million were recorded during the fiscal year ended December 28, 2014, the thirteen weeks ended March 29, 2015 and the thirteen weeks ended June 28, 2015, respectively.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith