Form 10-Q
period 2015-09-27
Bojangles', Inc.
filed 2015-11-04
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

As of November 2, 2015, there were 35,950,959 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies and our transition to a new distributor;

ii

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	December 28,	September 27,
Assets	2014	2015
Current assets:
Cash and cash equivalents	$13,201	15,050
Accounts and vendor receivables, net of allowance for doubtful accounts of $167 and $135	4,285	3,676
Accounts receivable, related parties, net of allowance for doubtful accounts of $38 and $22	736	432
Inventories, net	2,743	2,683
Other current assets	2,669	4,225

Total current assets	23,634	26,066
Property and equipment, net	42,478	52,092
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	26,438	25,615
Favorable leases, net	1,908	1,494
Deferred debt issuance costs, net	2,726	2,658
Other noncurrent assets	3,819	3,010

Total assets	$552,643	562,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,639	14,536
Accrued expenses	18,479	22,700
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	4,365	5,319
Other current liabilities	1,655	6,411

Total current liabilities	40,138	48,966
Long-term debt, less current maturities	228,249	209,194
Deferred income taxes	116,589	113,083
Capital lease obligations, less current maturities	20,144	21,819
Other noncurrent liabilities	9,771	11,406

Total liabilities	414,891	404,468

Commitments and contingencies (notes 2, 12 and 13)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 200 shares authorized and 100 shares issued and outstanding as of December 28, 2014, and 25,000 authorized and no shares issued and outstanding as of September 27, 2015	172,691	—
Common stock, $0.01 par value; 200 shares authorized and no shares issued and outstanding as of December 28, 2014, and 150,000 authorized and 35,951 shares issued and outstanding as of September 27, 2015	—	360
Additional paid-in capital	(56,220)	118,339
Retained earnings	21,135	39,817
Accumulated other comprehensive income (loss)	146	(409)

Total stockholders’ equity	137,752	158,107

Total liabilities and stockholders’ equity	$552,643	562,575

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Revenues:
Company restaurant revenues	$104,192	117,536	295,589	339,914
Franchise royalty revenues	5,813	6,436	16,687	18,740
Other franchise revenues	300	287	748	768

Total revenues	110,305	124,259	313,024	359,422

Company restaurant operating expenses:
Food and supplies costs	33,026	37,223	96,586	110,508
Restaurant labor costs	29,151	32,429	82,625	94,075
Operating costs	23,336	25,936	65,568	74,120
Depreciation and amortization	2,452	2,990	7,145	8,378

Total Company restaurant operating expenses	87,965	98,578	251,924	287,081

Operating income before other operating expenses	22,340	25,681	61,100	72,341

Other operating expenses:
General and administrative	7,921	10,064	22,773	32,694
Depreciation and amortization	597	725	1,723	2,075
Impairment	—	193	—	208
Loss on disposal of property and equipment	33	220	30	232

Total other operating expenses	8,551	11,202	24,526	35,209

Operating income	13,789	14,479	36,574	37,132
Amortization of deferred debt issuance costs	(187)	(208)	(548)	(622)
Interest income	—	—	1	6
Interest expense	(2,430)	(2,001)	(6,844)	(6,394)

Income before income taxes	11,172	12,270	29,183	30,122
Income taxes	4,186	3,360	10,974	11,440

Net income	6,986	8,910	18,209	18,682

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of $(121), $134, $96 and $342	191	(221)	(144)	(555)

Comprehensive income	$7,177	8,689	18,065	18,127

Net income per share:
Basic	$—	0.25	—	0.99

Diluted	$0.19	0.24	0.49	0.50

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirty-Nine Weeks Ended September 27, 2015

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Preferred	Common	paid-in	Retained	comprehensive	stockholders’
	stock	stock	capital	earnings	income (loss)	equity
Balance as of December 28, 2014	$172,691	—	(56,220)	21,135	146	137,752
Net income	—	—	—	18,682	—	18,682
Change in fair value on interest rate swaps, net of income tax benefit of $342	—	—	—	—	(555)	(555)
Stock option exercise	—	1	95	—	—	96
Excess tax benefits from stock-based payment arrangements	—	—	421	—	—	421
Conversion of preferred stock to common stock	(172,691)	359	172,332	—	—	—
Stock-based compensation	—	—	1,711	—	—	1,711

Balance as of September 27, 2015	$—	360	118,339	39,817	(409)	158,107

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015
Cash flows from operating activities:
Net income	$18,209	18,682
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(44)	(3,356)
Depreciation and amortization	8,868	10,453
Amortization of deferred debt issuance costs	548	622
Impairment	—	208
Loss on disposal of property and equipment	30	232
Provision for doubtful accounts	33	53
(Benefit) provision for inventory spoilage	(8)	9
Provision (benefit) for closed stores	101	(50)
Stock-based compensation	1,084	1,711
Excess tax benefit from stock-based compensation	(49)	(421)
Changes in operating assets and liabilities	535	4,945

Net cash provided by operating activities	29,307	33,088

Cash flows from investing activities:
Purchases of franchisee’s assets	(3,187)	(186)
Purchases of property and equipment	(4,964)	(8,591)
Proceeds from disposition of property and equipment	3	36

Net cash used in investing activities	(8,148)	(8,741)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	50,000	—
Principal payments on long-term debt	(13,468)	(19,055)
Debt issuance costs	(720)	(555)
Distribution to stockholders	(50,000)	—
Stock option settlement	(172)	—
Stock option exercise	—	96
Excess tax benefit from stock-based compensation	49	421
Principal payments on capital lease obligations	(2,974)	(3,405)

Net cash used in financing activities	(17,285)	(22,498)

Net increase in cash and cash equivalents	3,874	1,849
Cash and cash equivalents balance, beginning of period	8,456	13,201

Cash and cash equivalents balance, end of period	$12,330	15,050

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	172,691
Cash paid for interest	6,644	6,458
Cash paid for income taxes	12,764	14,654
Assets acquired under capital leases	4,743	6,192
Net change in assets under financing obligations	508	5,001
Reduction of capital lease obligations upon return of assets	86	117

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of September 27, 2015, there were 274 Company-operated restaurants, 59 related party franchised restaurants, and 324 independent franchised restaurants operating under the Bojangles’ ® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

On July 24, 2015, the Company completed a merger of BHI Intermediate Holding Corp. (“BHIH”), a Delaware corporation and a wholly-owned subsidiary of the Company, with and into the Company (the “Merger”).

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 27, 2015:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 27, 2015			September 27, 2015
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	379	267	646	368	254	622
Opened during the period	11	7	18	27	20	47
Closed during the period	(6)	(1)	(7)	(11)	(1)	(12)
Refranchised during the period	(1)	1	—	(1)	1	—

Restaurants at the end of the period	383	274	657	383	274	657

A relocation results in a closure and an opening. During the thirteen weeks ended September 27, 2015, our franchisees closed 6 restaurants, 2 of which were relocations. During the thirty-nine weeks ended September 27, 2015, our franchisees closed 11 restaurants, 6 of which were relocations. During the thirteen and thirty-nine weeks ended September 27, 2015, we closed 1 Company-operated restaurant which was a relocation.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On May 13, 2015, the Company completed its initial public offering of 8,912,500 shares of common stock at a price to the public of $19.00 per share (the “IPO”), including 1,162,500 shares sold to the underwriters pursuant to their option to purchase additional shares. All of the shares of the Company’s common stock offered as part of the IPO were sold by selling stockholders. Accordingly, the Company did not receive any proceeds from the sale of the shares. Prior to the consummation of the IPO (i) a 359.03843-for-1 stock split of the Company’s common stock was effected (subject to rounding to eliminate any fractional shares), (ii) the conversion ratio of the Company’s Series A Preferred Stock was automatically adjusted as a result of the stock split in accordance with certain anti-dilution provisions in the Company’s certificate of incorporation and (iii) each share of the Company’s Series A Preferred Stock converted into 359.03843 shares of the Company’s common stock (subject to rounding to eliminate any fractional shares). All share and per-share data herein have been adjusted to reflect the stock split as though it had occurred prior to the earliest data presented.

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 28, 2014.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) (“ASU 2015-11”). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Term Loan, due October 9, 2020	$228,249	209,194
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	228,249	209,194
Less: Current maturities of long term debt	—	—

Long-term debt, less current maturities	$228,249	209,194

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement was subsequently amended on May 15, 2013 and April 11, 2014.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On July 23, 2015, in order to permit the Merger, the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Amendment No. 3, among other things, deemed the Company (as successor-in-interest to BHIH), as of the Merger effective date, to be a party to the Credit Agreement as a “Guarantor” and “Loan Party” thereunder.

The Credit Agreement was further amended on September 25, 2015 (“Amendment No. 4”), which, among other things, extended the maturity date on the Credit Agreement for two additional years to October 9, 2020 and lowered the Applicable Rate (as defined in Amendment No. 4).

As of December 28, 2014, there were outstanding balances under the term loan in one-month Eurodollar loans of $228.2 million, all of which were accruing interest at a rate of approximately 2.91%. As of September 27, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $209.2 million, all of which were accruing interest at a rate of approximately 2.45%.

As of December 28, 2014 and September 27, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of December 28, 2014 and September 27, 2015.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The activity in accumulated other comprehensive income (loss) is as follows (in thousands):

	Fiscal Year Ended December 28, 2014	Thirty-Nine Weeks Ended September 27, 2015
Opening balance, accumulated other comprehensive income	$414	146
Unrealized loss from effective interest rate swap, net of tax	(268)	(555)

Ending balance, accumulated other comprehensive income (loss)	$146	(409)

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, and the rate on the fixed leg of the swaps. There were three interest rate swaps outstanding as of September 27, 2015.

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

		Quoted Prices in
		active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	instruments	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Fair value measurement as of
December 28, 2014:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,202	2,202	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	338	—	338	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(100)	—	(100)	—
Fair value measurement as of
September 27, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,477	2,477	—	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(659)	—	(659)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirty-nine weeks ended September 27, 2015.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Income taxes refundable	$855	1,135
Prepaid expenses	647	1,732
Deferred income taxes	1,167	1,358

Other current assets	$2,669	4,225

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	December 28, 2014	September 27, 2015
Land	—	$1,140	1,140
Buildings	Up to 40 years	620	620
Furniture, fixtures and equipment	Up to 5 years	14,837	16,355
Computer hardware and software	Up to 3 years	5,412	8,673
Leasehold improvements	Up to 20 years	20,145	22,452
Capital leases, buildings	Lesser of lease term or 40 years	8,553	8,553
Capital leases, equipment	Lesser of lease term or 5 years	17,466	20,751
Capital leases, automobiles	Lesser of lease term or 5 years	2,689	3,181
Construction-in-progress	—	3,015	9,451

Total		73,877	91,176
Less:
Accumulated depreciation		(20,750)	(25,179)
Accumulated amortization		(10,649)	(13,905)

Property and equipment, net		$42,478	52,092

Depreciation and amortization expense related to property and equipment was $2.8 million and $3.4 million for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and $8.1 million and $9.6 million for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	December 28, 2014	September 27, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(3,185)	(4,008)

Franchise rights, net	$26,438	25,615

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended September 28, 2014 and September 27, 2015, and $0.8 million during each of the thirty-nine weeks ended September 28, 2014 and September 27, 2015.

(7)	Deferred Debt Issuance Costs, Net

Deferred debt issuance costs, net are as follows (in thousands):

	December 28, 2014	September 27, 2015
Deferred debt issuance costs	$4,254	4,809
Less accumulated amortization	(1,528)	(2,151)

Deferred debt issuance costs, net	$2,726	2,658

Debt issuance costs are capitalized and amortized using the effective interest method over the initial term of the related loan. The Company incurred approximately $0.6 million in deferred debt issuance costs in connection with Amendment No. 4.

(8)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Investments for nonqualified deferred compensation plan	$2,202	2,477
Interest rate swap asset	338	—
Deferred initial public offering costs	846	—
Other noncurrent assets	433	533

Other noncurrent assets	$3,819	3,010

As of December 28, 2014, deferred initial public offering costs, which primarily consisted of direct, incremental legal and accounting fees relating to the Company’s IPO, were capitalized within other noncurrent assets. The deferred initial public offering costs were expected to be offset against IPO proceeds due to the Company for newly issued shares of common stock upon the consummation of the IPO. During the second fiscal quarter of 2015, all of the shares of our common stock offered as part of the IPO were sold by selling stockholders. Accordingly, the Company did not receive any proceeds from the sale of the shares. As a result, approximately $4.5 million of expenses incurred by the Company related to

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

the IPO, including the previously deferred initial public offering costs, were recorded within general and administrative expense on the Condensed Consolidated Statement of Operations during the thirty-nine weeks ended September 27, 2015.

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Payroll & related	$11,938	11,687
Sales and property taxes	2,268	5,104
Gift cards	761	509
Utilities	1,107	1,223
Occupancy	490	431
Interest	796	732
Other	1,119	3,014

Accrued expenses	$18,479	22,700

(10)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Financing obligations under build-to-suit transactions	$937	5,938
Closed store obligation	155	96
Escrow liability	563	377

Other current liabilities	$1,655	6,411

(11)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2014	September 27, 2015
Deferred rents	$4,271	5,447
Unfavorable lease liability, net	2,111	1,890
Deferred compensation	2,202	2,477
Deferred revenue	598	518
Closed store obligation	454	381
Interest rate swap liability	100	659
Other noncurrent liabilities	35	34

Other noncurrent liabilities	$9,771	11,406

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States and certain vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 45% and 44% of the Company’s total franchise royalty revenues for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and approximately 45% and 44% of the Company’s total franchise royalty revenues for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 44% of the Company’s gross royalty and franchise fee accounts receivable as of both December 28, 2014 and September 27, 2015. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined default by the franchisee is unlikely due to their timely and consistent payments; therefore, the Company has not recorded a liability for this note on its consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.2 million and $0.1 million as of December 28, 2014 and September 27, 2015, respectively.

(13)	Leases

The Company’s agreement with a financial institution providing up to $5.0 million for leasing of equipment with a remaining capacity of approximately $2.1 million available as of December 28, 2014 was scheduled to expire on March 1, 2015. In March 2015, the financial institution agreed to provide up to $5.0 million for leasing of equipment through March 1, 2016. In September 2015, the financial institution agreed to provide up to an additional $3.5 million for leasing of equipment through March 31, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s agreement with another financial institution providing up to $2.5 million for leasing of equipment with a remaining capacity of approximately $1.1 million available as of December 28, 2014 was scheduled to expire on December 31, 2014. In March 2015, the financial institution agreed to provide up to $1.8 million for leasing of equipment through January 31, 2016. In October 2015, the financial institution agreed to provide up to an additional $1.4 million for leasing of equipment through April 30, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the 32 month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1.

(14)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 27, 2015. The Company has not presented historical basic net income per share because our historical capital structure makes the presentation of net income per share not meaningful as the Company did not have any shares of common stock outstanding prior to its IPO.

The computation of diluted net income per share assumes the conversion of the outstanding preferred stock into common stock. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computation of basic and diluted net income per share for the thirteen and thirty-nine weeks ended September 28, 2014 and September 27, 2015 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Net income	$6,986	8,910	18,209	18,682

Weighted average number of common shares outstanding-basic	—	35,951	—	18,830

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	35,904	—	35,904	17,097
Weighted average dilutive effect of stock options	1,421	1,573	1,363	1,543
Weighted average dilutive effect of restricted stock units	—	2	—	1

Weighted average number of common shares outstanding-diluted	37,325	37,526	37,267	37,471

Net income per share-basic	$—	0.25	—	0.99

Net income per share-diluted	$0.19	0.24	0.49	0.50

(15)	Income Taxes

The Company’s effective income tax rates were 37.5% and 27.4% for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and 37.6% and 38.0% for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively. The effective income tax rate for the thirteen weeks ended September 27, 2015 was impacted by a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. The effective income tax rate for the thirty-nine weeks ended September 27, 2015 was impacted by costs related to the IPO that are not deductible for income tax purposes, which was partially offset by a deferred income tax benefit due to a reduction in the North Carolina income tax rate and the recognition of certain tax credits.

(16)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant stock

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

options, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. There are up to 8.5 million shares available for issuance under the Amended 2011 Plan of authorized but unissued common stock. At September 27, 2015, there were 4.0 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years.

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 28, 2014	4,459,419	$3.76	7.8	$28,344
Granted	—	—
Exercised	(47,123)	2.03		1,179
Repurchased	—	—
Forfeited	(6,732)	2.03
Expired	—	—

Balance as of September 27, 2015	4,405,564	$3.79	7.1	$60,641

Exercisable as of September 27, 2015	2,267,268	$2.99	6.8	$33,010

As of September 27, 2015, there was $2.4 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

On May 13, 2015, the Company granted 2,631 restricted stock units to each of its non-employee directors who are not affiliated with Advent. The restricted stock units will vest on the date of the Company’ next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 28, 2014	—	$—
Granted	7,893	19.00
Forfeited	—	—
Vested	—	—

Nonvested as of September 27, 2015	7,893	$19.00

As of September 27, 2015, there was $0.1 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized ratably over a period of approximately 0.6 years.

(17)	Related Party Transactions

Advent International Corporation (“Advent”) is related to the Company through members of the Board of Directors and ownership of the Company. The Company reimburses Advent for certain expenses. Total amounts incurred for expenses reimbursed to Advent were $5 thousand and $15 thousand for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and $33 thousand and $28 thousand for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively. There were no amounts included in accounts payable due to Advent as of both December 28, 2014 and September 27, 2015.

Panthers Football, LLC (“The Panthers”) is owned by family members of certain indirect stockholders of the Company. The Company has marketing and sponsorship agreements with The Panthers. Total expenses incurred under these agreements were $0.3 million for each of the thirteen weeks ended September 28, 2014 and September 27, 2015, and $0.3 million for each of the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively.

Cajun Jack’s, LLC (“Cajun”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. Cajun is a franchisee of the Company. Cajun remits payments to the Company for royalties, marketing, and franchise license fees. As of both December 28, 2014 and September 27, 2015, gross accounts receivable due from Cajun was $9 thousand. For the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company recognized royalty revenue of $24 thousand and $25 thousand, respectively, from Cajun. For the thirty-nine weeks ended September 28, 2014 and September 27, 2015, the Company recognized royalty revenue of $70 thousand and $73 thousand, respectively, from Cajun.

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. As of December 28, 2014 and September 27, 2015, gross accounts receivable due from New Generation was $45 thousand and $48 thousand, respectively. For each of the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company recognized royalty revenue of $0.1 million from New Generation. The Company recognized royalty revenue of $0.3 million and $0.4 million from New Generation during the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively. For each of the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company recognized no franchise fee revenue from New Generation. For the thirty-nine weeks ended September 28, 2014 and September 27, 2015, the Company recognized franchise fee revenue of $0 and

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

$35 thousand, respectively, from New Generation. The Company has agreed to match New Generation’s advertising expenditures in an amount up to 1% of New Generation’s sales from January 29, 2014 through July 31, 2015. The Company incurred $29 thousand and $11 thousand under the terms of this agreement during the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and $0.1 million during both of the thirty-nine weeks ended September 28, 2014 and September 27, 2015.

Tri-Arc Food Systems, Inc. (“Tri-Arc”) owns an interest in the Company. In addition, an owner of Tri-Arc is a member of the board of directors of the Company. Tri-Arc is a franchisee of the Company. Tri-Arc remits payments to the Company for royalties, marketing, and franchise license fees. As of both December 28, 2014 and September 27, 2015, gross accounts receivable due from Tri-Arc was $0.4 million. For the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company recognized royalty revenue of $1.2 million and $1.2 million and franchise fee revenue of $25 thousand and $0, respectively, from Tri-Arc. For the thirty-nine weeks ended September 28, 2014 and September 27, 2015, the Company recognized royalty revenue of $3.4 million and $3.7 million and franchise fee revenue of $50 thousand and $13 thousand, respectively, from Tri-Arc. In addition, the Company reimburses Tri-Arc for shared marketing costs. Total payments to Tri-Arc for the marketing costs were $18 thousand for each of the thirteen weeks ended September 28, 2014 and September 27, 2015 and $0.1 million for each of the thirty-nine weeks ended September 28, 2014 and September 27, 2015.

JZF Properties, LLC (“JZF”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. JZF leases a building and land to the Company for use as a restaurant operated by the Company. For the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company made total rent payments of $46 thousand and $47 thousand, respectively, to JZF. For the thirty-nine weeks ended September 28, 2014 and September 27, 2015, the Company made total rent payments of $0.2 million and $0.1 million, respectively, to JZF.

MAR Real Estate, LLC (“MRE”) is owned by a certain indirect stockholder of the Company. MRE leases land and buildings to the Company for use as restaurants operated by the Company. For the thirteen weeks ended September 28, 2014 and September 27, 2015, the Company made total rent payments of $19 thousand and $72 thousand, respectively, to MRE. For the thirty-nine weeks ended September 28, 2014 and September 27, 2015, the Company made total rent payments of $0.1 million and $0.2 million, respectively, to MRE.

(18)	Subsequent Events

On October 26, 2015, the Company entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives interest at the one-month LIBOR rate.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of September 27, 2015, have expanded our system-wide restaurants to 657 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $295.3 million and $854.6 million of system-wide sales during the thirteen and thirty-nine weeks ended September 27, 2015, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, restaurant openings and net income. In addition, we also evaluate Pro Forma Net Income and Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin which are considered to be non-GAAP financial measures.

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

	September 28, 2014	September 27, 2015
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,759	1,832

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Comparable Restaurant Sales:
Company-operated	4.4%	4.1%	3.2%	4.7%
Franchised	5.9%	4.1%	4.1%	5.8%
Total system-wide	5.3%	4.1%	3.8%	5.4%

Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open company-operated restaurants, we incur preopening costs. System-wide, some of our restaurants open with an initial start-up period of higher than normal sales volume, which subsequently decreases to stabilized levels. Newly opened company-operated restaurants typically experience normal inefficiencies such as higher food and supplies, labor and other direct operating costs and, as a result, restaurant contribution margins are typically lower during the start-up period of operations. In addition, newly opened restaurants typically have high occupancy costs compared to existing restaurants. When entering new markets, we may be exposed to longer start-up times and lower contribution margins than reflected in our average historical experience.

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 27, 2015:

	Thirteen Weeks Ended September 27, 2015			Thirty-Nine Weeks Ended September 27, 2015
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	379	267	646	368	254	622
Opened during the period	11	7	18	27	20	47
Closed during the period	(6)	(1)	(7)	(11)	(1)	(12)
Refranchised during the period	(1)	1	—	(1)	1	—

Restaurants at the end of the period	383	274	657	383	274	657

A relocation results in a closure and an opening. During the thirteen weeks ended September 27, 2015, our franchisees closed 6 restaurants, 2 of which were relocations. During the thirty-nine weeks ended September 27, 2015, our franchisees closed 11 restaurants, 6 of which were relocations. During the thirteen and thirty-nine weeks ended September 27, 2015, we closed 1 Company-operated restaurant which was a relocation.

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

The following tables set forth reconciliations of net income to Pro Forma Net Income and diluted net income per share to Pro Forma Diluted Net Income per Share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Net income	$6,986	8,910	18,209	18,682

Certain professional and transaction costs (a)	20	160	206	5,041
Incremental public company costs (b)	(600)	(104)	(1,800)	(898)
Stock-based compensation (c)	—	—	—	724
Employee contract expense (d)	—	507	—	507
Distributor transition costs (e)	—	217	—	217
Gain from termination of vendor contract (f)	(1,476)	—	(1,476)	—
State income tax rate change (g)	—	(903)	—	(903)
Tax impact of adjustments	760	(296)	1,192	(469)

Total adjustments	(1,296)	(419)	(1,878)	4,219

Pro Forma Net Income	$5,690	8,491	16,331	22,901

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Diluted net income per share	$0.19	0.24	0.49	0.50

Certain professional and transaction costs (a)	—	—	0.01	0.13
Incremental public company costs (b)	(0.02)	—	(0.05)	(0.02)
Stock-based compensation (c)	—	—	—	0.02
Employee contract expense (d)	—	0.01	—	0.01
Distributor transition costs (e)	—	0.01	—	0.01
Gain from termination of vendor contract (f)	(0.04)	—	(0.04)	—
State income tax rate change (g)	—	(0.02)	—	(0.02)
Tax impact of adjustments	0.02	(0.01)	0.03	(0.02)

Total adjustments	(0.04)	(0.01)	(0.05)	0.11

Pro Forma Diluted Net Income per Share	$0.15	0.23	0.44	0.61

(a)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses and third-party consultants for one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance based stock option awards, as well as employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO.
(d)	Represents a payment liability pursuant to an employment agreement.
(e)	Includes legal and other expenses incurred in connection with the transition to our new distributor.
(f)	Represents the elimination of a gain from the termination of a contract with a beverage vendor.
(g)	As a result of the recently enacted reduction to the North Carolina corporate income tax rate, we adjusted our deferred income taxes during the thirteen weeks ended September 27, 2015 by applying the lower rate, which resulted in a corresponding decrease to income tax expense.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Net income	$6,986	8,910	18,209	18,682
Income taxes	4,186	3,360	10,974	11,440
Interest expense, net	2,430	2,001	6,843	6,388
Depreciation and amortization (a)	3,236	3,923	9,416	11,075

EBITDA	16,838	18,194	45,442	47,585
Non-cash rent (b)	374	389	1,142	1,168
Stock-based compensation (c)	342	309	1,084	1,728
Preopening expenses (d)	642	326	985	1,064
Sponsor and board member fees and expenses (e)	244	—	762	166
Certain professional, transaction and other costs (f)	100	160	571	5,041
Employee contract expense (g)	—	507	—	507
Distributor transition costs (h)	—	217	—	217
Impairment and dispositions (i)	33	421	33	476
Gain from termination of a vendor contract (j)	(1,476)	—	(1,476)	—

Adjusted EBITDA	$17,097	20,523	48,543	57,952

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments.
(c)	Includes non-cash, stock-based compensation, as well as employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO.
(d)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant.
(e)	Includes reimbursement of expenses to our sponsor prior to our initial public offering ($5 thousand and $0 for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and $33 thousand and $13 thousand for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively), compensation and expense reimbursement to members of our board prior to our initial public offering and certain non-recurring executive search firm fees incurred on behalf of our board.
(f)	Includes certain professional fees and transaction costs related to financing transactions, acquisitions and initial public offering expenses, third-party consultants for one-time projects and certain executive relocation costs.
(g)	Represents a payment liability pursuant to an employment agreement.
(h)	Includes legal and other expenses incurred in connection with the transition to our new distributor.
(i)	Includes loss on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment.
(j)	Represents the elimination of a gain from the termination of a contract with a beverage vendor.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company restaurant revenues less food and supplies costs, restaurant labor costs, and operating costs. We expect restaurant contribution to increase based on company-operated restaurants we open and our comparable restaurant sales growth. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant revenues. Fluctuations in restaurant contribution margin can be attributed to company comparable restaurant sales growth, sales volumes of newly opened company restaurants, and changes in company food and supplies costs, restaurant labor costs and operating costs.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2014	September 27, 2015	September 28, 2014	September 27, 2015
Company restaurant revenues	$104,192	117,536	295,589	339,914
Food and supplies costs	(33,026)	(37,223)	(96,586)	(110,508)
Restaurant labor costs	(29,151)	(32,429)	(82,625)	(94,075)
Operating costs	(23,336)	(25,936)	(65,568)	(74,120)

Restaurant contribution	$18,679	21,948	50,810	61,211

Restaurant contribution margin	17.9%	18.7%	17.2%	18.0%

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

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, health care costs and the performance of our restaurants. The Patient Protection and Affordable Care Act (“PPACA”) has increased health care costs for our restaurants in fiscal 2015.

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

Loss (Gain) on Disposal of Property and Equipment

Loss (gain) on disposal of property and equipment includes the net loss (gain) on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These losses (gains) are related to normal disposals in the ordinary course of business and gains from insurance proceeds, if any.

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

Results of Operations

Thirteen Weeks Ended September 28, 2014 Compared with the Thirteen Weeks Ended September 27, 2015

Our operating results for the thirteen weeks ended September 28, 2014 and September 27, 2015 are compared below:

	Thirteen Weeks Ended
	September 28, 2014	September 27 , 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$104,192	$117,536	$13,344	12.8%
Franchise royalty revenues	5,813	6,436	623	10.7%
Other franchise revenues	300	287	(13)	(4.3)%

Total revenues	110,305	124,259	13,954	12.7%

Company restaurant operating expenses:
Food and supplies costs	33,026	37,223	4,197	12.7%
Restaurant labor costs	29,151	32,429	3,278	11.2%
Operating costs	23,336	25,936	2,600	11.1%
Depreciation and amortization	2,452	2,990	538	21.9%

Total company restaurant operating expenses	87,965	98,578	10,613	12.1%

Operating income before other operating expenses	22,340	25,681	3,341	15.0%

Other operating expenses:
General and administrative	7,921	10,064	2,143	27.1%
Depreciation and amortization	597	725	128	21.4%
Impairment	—	193	193	n/m
Loss on disposal of property and equipment	33	220	187	566.7%

Total other operating expenses	8,551	11,202	2,651	31.0%

Operating income	13,789	14,479	690	5.0%
Amortization of deferred debt issuance costs	(187)	(208)	(21)	11.2%
Interest expense	(2,430)	(2,001)	429	(17.7)%

Income before income taxes	11,172	12,270	1,098	9.8%
Income taxes	4,186	3,360	(826)	(19.7)%

Net income	$6,986	$8,910	$1,924	27.5%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $13.3 million, or 12.8%, during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $4.0 million, or 4.1%, composed of increases in price and mix at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 26 company-operated restaurants as of September 27, 2015 compared to September 28, 2014) accounting for $9.3 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.6 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. The increase was primarily due to an additional net 20 franchised restaurants at September 27, 2015 compared to September 28, 2014 and franchised comparable restaurant sales growth of 4.1%.

Food and Supplies Costs

Food and supplies costs increased $4.2 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. This increase was primarily driven by an increase in company restaurant revenues and a $1.5 million gain associated with the termination of a beverage vendor contract during the thirteen weeks ended September 28, 2014, which was recorded as a reduction to food and supplies costs. Excluding the impact of the $1.5 million gain associated with the termination of a beverage vendor contract, food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended September 28, 2014 was 33.1% versus 31.7% during the thirteen weeks ended September 27, 2015. This percentage decrease was primarily due to our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor increased $3.3 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014, primarily due to higher company restaurant revenues and increased health care costs. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.6% from 28.0%. This decrease was primarily driven by an increase in comparable restaurant sales which resulted in leveraging certain fixed labor expenses, partially offset by an increase in health care costs related to enrollment from the PPACA and higher medical claims.

Operating Costs

Operating costs increased $2.6 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs decreased to 22.1% for the thirteen weeks ended September 27, 2015 from 22.4% in the thirteen weeks ended September 28, 2014. This decrease was primarily attributable to leveraging comparable restaurant sales growth.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.5 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% and 2.4% during the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively.

General and Administrative Expenses

General and administrative expenses increased $2.1 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. The increase is due primarily to additional positions added to support an increased number of restaurants in our system, additional costs as a result of operating as a public company, $0.2 million of legal and other expenses incurred in connection with the transition to a new distributor and a $0.5 million accrual pursuant to an employment agreement. As a percentage of total revenues, general and administrative expenses were 8.1% and 7.2% during the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.4 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. The decrease was due primarily to principal payments of $27.0 million on our long-term debt and a reduction in our applicable rate, partially offset by an increase in capital lease obligations during the 52-week period ended September 27, 2015.

Income Taxes

Income taxes decreased $0.8 million during the thirteen weeks ended September 27, 2015 compared to the thirteen weeks ended September 28, 2014. Our effective income tax rates were 27.4% and 37.5% during the thirteen weeks ended September 27, 2015 and September 28, 2014, respectively. The decrease was primarily due a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits.

Thirty-Nine Weeks Ended September 28, 2014 Compared with the Thirty-Nine Weeks Ended September 27, 2015

Our operating results for the thirty-nine weeks ended September 28, 2014 and September 27, 2015 are compared below:

	Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$295,589	$339,914	$44,325	15.0%
Franchise royalty revenues	16,687	18,740	2,053	12.3%
Other franchise revenues	748	768	20	2.7%

Total revenues	313,024	359,422	46,398	14.8%

Company restaurant operating expenses:
Food and supplies costs	96,586	110,508	13,922	14.4%
Restaurant labor costs	82,625	94,075	11,450	13.9%
Operating costs	65,568	74,120	8,552	13.0%
Depreciation and amortization	7,145	8,378	1,233	17.3%

Total company restaurant operating expenses	251,924	287,081	35,157	14.0%

Operating income before other operating expenses	61,100	72,341	11,241	18.4%

Other operating expenses:
General and administrative	22,773	32,694	9,921	43.6%
Depreciation and amortization	1,723	2,075	352	20.4%
Impairment	—	208	208	n/m
Loss on disposal of property and equipment	30	232	202	n/m

Total other operating expenses	24,526	35,209	10,683	43.6%

Operating income	36,574	37,132	558	1.5%
Amortization of deferred debt issuance costs	(548)	(622)	(74)	13.5%
Interest income	1	6	5	n/m
Interest expense	(6,844)	(6,394)	450	(6.6)%

Income before income taxes	29,183	30,122	939	3.2%
Income taxes	10,974	11,440	466	4.2%

Net income	$18,209	$18,682	$473	2.6%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $44.3 million, or 15.0%, during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $13.4 million, or 4.7%, composed of increases in price and mix at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 26 company-operated restaurants as of September 27, 2015 compared to September 28, 2014) accounting for $30.9 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $2.1 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. The increase was primarily due to an additional net 20 franchised restaurants at September 27, 2015 compared to September 28, 2014 and franchised comparable restaurant sales growth of 5.8%.

Food and Supplies Costs

Food and supplies costs increased $13.9 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. This increase was primarily driven by an increase in company restaurant revenues and a $1.5 million gain associated with the termination of a beverage vendor contract during the thirty-nine weeks ended September 28, 2014, which was recorded as a reduction to food and supplies costs. Excluding the impact of the $1.5 million gain associated with the termination of a beverage vendor contract, food and supplies costs as a percentage of company restaurant revenues during the thirty-nine weeks ended September 28, 2014 was 33.2% versus 32.5% during the thirty-nine weeks ended September 27, 2015. This percentage decrease was primarily due to the impact of our menu price increases, partially offset by higher commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $11.5 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014, primarily due to higher company restaurant revenues and increased health care costs. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.7% from 28.0%. This decrease was primarily driven by an increase in comparable restaurant sales which resulted in leveraging certain fixed labor expenses, partially offset by an increase in health care costs related to enrollment from the PPACA and higher medical claims.

Operating Costs

Operating costs increased $8.6 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs decreased to 21.8% for the thirty-nine weeks ended September 27, 2015 from 22.2% in the thirty-nine weeks ended September 28, 2014. This decrease was primarily attributable to leveraging comparable restaurant sales growth.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $1.2 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% and 2.4% during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

General and Administrative Expenses

General and administrative expenses increased $9.9 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. The increase is due primarily to $4.5 million in legal, accounting and other expenses directly related to the IPO, $0.7 million of stock-based compensation expense as a result of the vesting of certain performance awards, additional positions added to support an increased number of restaurants in our system, $0.2 million of legal and other expenses incurred in connection with the transition to a new distributor, a $0.5 million accrual pursuant to an employment agreement and additional costs as a result of operating as a public company. As a percentage of total revenues, general and administrative expenses were 9.1% and 7.3% during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.5 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. Interest expense was impacted by an amendment to our credit facility in April 2014 borrowing an additional $50.0 million and an increase in capital lease obligations, both of which were offset by principal payments of $27.0 million during the 52-week period ended September 27, 2015 and a reduction in our applicable rate.

Income Taxes

Income taxes increased $0.5 million during the thirty-nine weeks ended September 27, 2015 compared to the thirty-nine weeks ended September 28, 2014. Our effective income tax rates were 38.0% and 37.6% during the thirty-nine weeks ended September 27, 2015 and September 28, 2014, respectively. The increase was primarily due to expenses incurred related to the IPO for which we will not receive a tax deduction, which was partially offset by the recognition of certain tax credits and a reduction in the North Carolina corporate income tax rate.

Contractual Obligations

During the thirty-nine weeks ended September 27, 2015, there were no material changes to the contractual obligations as disclosed in the Prospectus for the fiscal year ended December 28, 2014, other than those made in the ordinary course of business.

In September 2015, we entered into a Master Distribution Agreement with McLane Foodservice, Inc. (“McLane”), pursuant to which McLane was appointed as an approved distributor for substantially all of the items used in our company-operated and franchised stores. We are currently in the process of transitioning the performance of the services to be provided by McLane from our prior approved distributor. Our agreement with McLane extends through March 31, 2023.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance of this franchisee. We have determined that default by the franchisee is unlikely due to timely and consistent payments, and have therefore not recorded a liability for the debt assumed by this franchisee on our consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.2 million and $0.1 million at December 28, 2014 and September 27, 2015, respectively.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) (“ASU 2015-11”). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on our consolidated financial statements.

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

We currently expect our capital expenditures for 2015 will range between $13.0 million and $14.0 million excluding approximately $1.6 million to $1.7 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 27 to 28 company-operated restaurants as well as investments to remodel and improve our existing restaurants, for a new point of sale system and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	September 28, 2014	September 27, 2015
Net cash provided by (used in)
Operating activities	$29,307	$33,088
Investing activities	(8,148)	(8,741)
Financing activities	(17,285)	(22,498)

Net increase in cash	$3,874	$1,849

Operating Activities

Net cash provided by operating activities increased from $29.3 million during the thirty-nine weeks ended September 28, 2014 to $33.1 million during the thirty-nine weeks ended September 27, 2015. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, franchise royalty revenues and an increase in comparable restaurant sales, partially offset by the costs associated with our initial public offering.

Investing Activities

Net cash used in investing activities increased from $8.1 million during the thirty-nine weeks ended September 28, 2014 to $8.7 million during the thirty-nine weeks ended September 27, 2015. The increase was primarily attributable to an increase in purchases of property and equipment of $3.6 million, partially offset by a $3.0 million decrease in the purchase of a franchisee’s assets.

Financing Activities

Net cash used in financing activities increased from $17.3 million during the thirty-nine weeks ended September 28, 2014 to $22.5 million during the thirty-nine weeks ended September 27, 2015. This increase was primarily due to a $5.6 million increase in principal payments on long-term debt and a $0.4 million increase in principal payments on capital lease obligations.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement. Amendment No. 3, among other things, deemed the Company to be a party to the Credit Agreement as a “Guarantor” and “Loan Party” thereunder. The Credit Agreement was further amended on September 25, 2015 (“Amendment No. 4”), which, among other things, extended the maturity date on the Credit Agreement for two additional years to October 9, 2020 and lowered the Applicable Rate (as defined in Amendment No. 4). We had $209.2 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of September 27, 2015.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of September 27, 2015, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.45%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, requires us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of September 27, 2015.

Hedging Arrangements

In connection with our Credit Agreement, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of September 27, 2015. On November 1, 2012, we entered into the first interest rate swap contract with an effective date of November 30, 2012, a termination date of November 30, 2015 and a notional amount of $87.5 million, under which we pay interest at a fixed 0.44% and receive interest at the one-month LIBOR rate. On May 17, 2013, we entered into a second interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay a fixed interest rate of 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a third interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into a fourth interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage directly affect our labor costs and the PPACA has increased our health insurance costs beginning in fiscal 2015. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increase in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of September 27, 2015, we had outstanding borrowings of $209.2 million under our credit facility. As of September 27, 2015, $112.5 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $1.0 million on an annualized basis.

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

Certain financial instruments potentially subject us to a concentration of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts and vendor receivables. We place our cash and cash equivalents with high-credit, quality financial institutions. The balances in these accounts exceed the amounts insured by the Federal Deposit Insurance Corporation.

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 45% and 44% of our total franchise royalty revenues for the thirteen weeks ended September 28, 2014 and September 27, 2015, respectively, and approximately 45% and 44% of our total franchise royalty revenues for the thirty-nine weeks ended September 28, 2014 and September 27, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 44% of our gross royalty and franchise fee accounts receivable as of both December 28, 2014 and September 27, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 27, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In September 2015, we entered into a Master Distribution Agreement with McLane Foodservice, Inc. (“McLane”), pursuant to which McLane was appointed as an approved distributor for substantially all of the items used in our company-operated and franchised stores, and we are in the process of transitioning the performance of the services to be provided by McLane from our prior approved distributor. As a result, we are updating the risk factor from our Prospectus to reflect the transition. Other than the restated risk factor below, during the thirteen weeks ended September 27, 2015, there were no material changes to the risk factors disclosed in “Risk Factors” in the Prospectus.

Except for fresh chicken and buttermilk, we rely on one company to distribute substantially all of our food and supplies to company-operated and franchised restaurants and are transitioning to a new distributor. We also rely on a limited number of companies, and, in some cases, a sole company, to supply certain products, supplies and ingredients to our distributor. Failure to receive timely deliveries of food or other supplies could result in a loss of revenues and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products, including chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry or pork diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. Certain menu items and ingredients are provided to us and our franchisees by single suppliers for various proteins and a single supplier for spices. We have limited rights to access the exclusive formulas used for us by one of the single-source suppliers. In addition, one company, of which we are the majority portion of its business, has historically distributed most of the products we received from suppliers to company-operated and franchised restaurants except for fresh chicken and buttermilk. In September 2015, we entered into a Master Distribution Agreement with McLane Foodservice, Inc. (“McLane”), pursuant to which McLane was appointed as an approved distributor for substantially all of the items used in our company-operated and franchised stores. We are currently in the process of transitioning the performance of the services to be provided by McLane from our prior approved distributor. If we encounter transition issues or if either distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any other reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2015

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 3 dated as of July 23, 2015 between Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp. (to be merged with and into Bojangles’, Inc., as its successor in interest on the Merger effective date), Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s report on Form 8-K filed July 24, 2015).

10.2 †	Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 9, 2015 (incorporated by reference to the Company’s report on Form 8-K filed September 9, 2015).

10.3 †	Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of October 20, 2015. *

10.4	Amendment No. 4 dated as of September 25, 2015 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to the Company’s report on Form 8-K/A filed September 28, 2015).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
†	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.
‡	Furnished herewith