Form 10-Q
period 2016-03-27
Bojangles', Inc.
filed 2016-05-05
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

As of May 2, 2016, there were 36,111,306 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses, such as E. coli;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

ii

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on March 11, 2016 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 27,	December 27,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$21,409	14,263
Accounts and vendor receivables, net of allowance for doubtful accounts of $390 and $329	4,038	4,736
Accounts receivable, related parties, net of allowance for doubtful accounts of $24 and $22	458	403
Inventories, net	2,923	3,080
Other current assets	2,349	5,639

Total current assets	31,177	28,121

Property and equipment, net	48,781	48,137
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	25,066	25,341
Favorable leases, net	1,267	1,394
Other noncurrent assets	3,376	3,673

Total assets	$561,307	558,306

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$14,734	17,893
Accrued expenses	20,798	19,086
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	5,900	5,968
Other current liabilities	4,430	2,155

Total current liabilities	45,862	45,102

Long-term debt, less current maturities and deferred debt issuance costs, net	194,212	197,735
Deferred income taxes	112,241	115,028
Capital lease obligations, less current maturities	20,793	21,483
Other noncurrent liabilities	12,649	11,834

Total liabilities	385,757	391,182

Commitments and contingencies (notes 2, 11 and 12)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both March 27, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,111 and 36,009 shares issued and outstanding as of March 27, 2016 and December 27, 2015, respectively	361	360
Additional paid-in capital	120,079	119,084
Retained earnings	55,505	47,661
Accumulated other comprehensive (loss) income	(395)	19

Total stockholders’ equity	175,550	167,124

Total liabilities and stockholders’ equity	$561,307	558,306

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Revenues:
Company restaurant revenues	$121,413	108,336
Franchise royalty revenues	6,172	5,936
Other franchise revenues	70	375

Total revenues	127,655	114,647

Company restaurant operating expenses:
Food and supplies costs	38,521	36,561
Restaurant labor costs	33,336	30,468
Operating costs	28,413	23,871
Depreciation and amortization	3,083	2,674

Total Company restaurant operating expenses	103,353	93,574

Operating income before other operating expenses	24,302	21,073

Other operating expenses:
General and administrative	9,511	10,913
Depreciation and amortization	717	659
Impairment	201	15
Gain on disposal of property and equipment	(199)	(2)

Total other operating expenses	10,230	11,585

Operating income	14,072	9,488
Amortization of deferred debt issuance costs	(146)	(184)
Interest income	1	1
Interest expense	(2,024)	(2,222)

Income before income taxes	11,903	7,083
Income taxes	4,059	3,645

Net income	7,844	3,438

Other comprehensive loss, net of tax
Change in fair value on interest rate swaps, net of income tax benefit of $255 and $216	(414)	(347)

Comprehensive income	$7,430	3,091

Net income per share:
Basic	$0.22	—

Diluted	$0.21	0.09

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirteen Weeks Ended March 27, 2016

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance as of December 27, 2015	36,009	$360	119,084	47,661	19	167,124

Net income	—	—	—	7,844	—	7,844
Change in fair value on interest rate swaps, net of income tax benefit of $255	—	—	—	—	(414)	(414)
Stock option exercises	102	1	270	—	—	271
Excess tax benefits from stock-based payment arrangements	—	—	449	—	—	449
Stock-based compensation	—	—	276	—	—	276

Balance as of March 27, 2016	36,111	$361	120,079	55,505	(395)	175,550

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$7,844	3,438
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(855)	(1,158)
Depreciation and amortization	3,800	3,333
Amortization of deferred debt issuance costs	146	184
Impairment	201	15
Gain on disposal of property and equipment	(199)	(2)
Provision for doubtful accounts	63	24
(Benefit) provision for inventory spoilage	(1)	6
Benefit for closed stores	(1)	(50)
Stock-based compensation	276	339
Excess tax benefit from stock-based compensation	(449)	—
Changes in operating assets and liabilities	1,500	685

Net cash provided by operating activities	12,325	6,814

Cash flows from investing activities:
Purchases of property and equipment	(839)	(1,168)
Proceeds from disposition of property and equipment	9	17

Net cash used in investing activities	(830)	(1,151)

Cash flows from financing activities:
Principal payments on long-term debt	(3,669)	(3,652)
Stock option exercises	271	—
Excess tax benefit from stock-based compensation	449	—
Principal payments on capital lease obligations	(1,400)	(1,095)

Net cash used in financing activities	(4,349)	(4,747)

Net increase in cash and cash equivalents	7,146	916
Cash and cash equivalents balance, beginning of fiscal period	14,263	13,201

Cash and cash equivalents balance, end of fiscal period	$21,409	14,117

Supplemental cash flow disclosures:
Cash paid for interest	$1,996	2,207
Cash paid for income taxes	2,076	3,534
Assets acquired under capital leases	1,043	1,468
Net change in assets under financing obligations	2,673	2,470
Reduction of capital lease obligations upon return of assets	93	41

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of March 27, 2016, there were 288 Company-operated restaurants, 61 related party franchised restaurants, and 322 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 27, 2016:

	Thirteen Weeks Ended
	March 27, 2016
	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	381	281	662
Opened during the period	2	7	9
Closed during the period	—	—	—
Refranchised during the period	—	—	—

Restaurants at the end of the period	383	288	671

(b)	Basis of Presentation and Consolidation

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

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 27, 2015. Certain prior period balances have been reclassified to conform to current period presentation, including the reclassification of the December 27, 2015 balance of $2.5 million of debt issuance costs from Deferred debt issuance costs, net to Long-term debt, less current maturities and deferred debt issuance costs, net on the Condensed Consolidated Balance Sheets.

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

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal year 2016 will end on December 25, 2016 and will consist of 52 weeks. Fiscal year 2015 ended on December 27, 2015 and consisted of 52 weeks. Fiscal quarters within both fiscal years 2016 and 2015 are comprised of thirteen weeks.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. ASU 2016-02 will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance relating to leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Term Loan, due October 9, 2020	$196,525	200,194
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	196,525	200,194
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(2,313)	(2,459)

Long-term debt, less current maturities and deferred debt issuance costs, net	$194,212	197,735

	March 27, 2016	December 27, 2015
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(2,496)	(2,350)

Deferred debt issuance costs, net	$2,313	2,459

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015 and September 25, 2015.

As of March 27, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $196.5 million, all of which were accruing interest at a rate of approximately 2.69%. As of December 27, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $200.2 million, all of which were accruing interest at a rate of approximately 2.48%.

As of March 27, 2016 and December 27, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of March 27, 2016.

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

The Company enters into variable-rate LIBOR debt under the term loan portion of the Credit Agreement. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into LIBOR based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on part of the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The activity in accumulated other comprehensive (loss) income is as follows (in thousands):

	Thirteen Weeks Ended	Fiscal Year Ended
	March 27, 2016	December 27, 2015
Opening balance, accumulated other comprehensive income	$19	146
Unrealized loss from effective interest rate swap, net of tax	(414)	(127)

Ending balance, accumulated other comprehensive (loss) income	$(395)	19

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, and the rate on the fixed leg of the swaps. There were three interest rate swaps outstanding as of March 27, 2016.

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

		Quoted Prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	instruments	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Fair value measurement as of
March 27, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,795	2,795	—	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(638)	—	(638)	—

Fair value measurement as of
December 27, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,628	2,628	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	437	—	437	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(405)	—	(405)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirteen weeks ended March 27, 2016.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Income taxes refundable	$498	2,887
Prepaid expenses	1,851	1,076
Deferred income taxes	—	1,676

Other current assets	$2,349	5,639

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	March 27, 2016	December 27, 2015
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	17,048	16,798
Computer hardware and software	Up to 3 years	8,973	8,780
Leasehold improvements	Up to 20 years	23,222	22,987
Capital leases, buildings	Lesser of lease term or 40 years	8,337	8,553
Capital leases, equipment	Lesser of lease term or 5 years	22,727	22,956
Capital leases, automobiles	Lesser of lease term or 5 years	3,225	3,297
Construction-in-progress	—	6,616	3,408

Total		92,987	89,618

Less:
Accumulated depreciation		(28,682)	(26,830)
Accumulated amortization		(15,524)	(14,651)

Property and equipment, net		$48,781	48,137

Depreciation and amortization expense related to property and equipment was $3.5 million and $3.1 million for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	March 27, 2016	December 27, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(4,557)	(4,282)

Franchise rights, net	$25,066	25,341

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended March 27, 2016 and March 29, 2015.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Investments for nonqualified deferred compensation plan	$2,795	2,628
Interest rate swap asset	—	437
Other noncurrent assets	581	608

Other noncurrent assets	$3,376	3,673

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Payroll & related	$10,921	12,316
Sales and property taxes	3,993	2,472
Gift cards	769	974
Utilities	1,121	1,092
Occupancy	543	481
Interest	744	715
Other	2,707	1,036

Accrued expenses	$20,798	19,086

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Financing obligations under build-to-suit transactions	$4,267	1,594
Closed store obligation	163	184
Other	—	377

Other current liabilities	$4,430	2,155

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 27, 2016	December 27, 2015
Deferred rents	$6,263	5,875
Unfavorable lease liability, net	1,743	1,817
Deferred compensation	2,795	2,628
Deferred revenue	845	717
Closed store obligation	329	356
Interest rate swap liability	638	405
Other noncurrent liabilities	36	36

Other noncurrent liabilities	$12,649	11,834

Deferred revenue includes initial franchise license fees that have been received, but for which the Company has not completed its obligations under these franchise agreements; therefore, revenue has not been recognized.

(11)	Commitments and Contingencies

(a)	Litigation

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the thirteen weeks ended March 27, 2016 and March 29, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of the Company’s gross royalty and franchise fee accounts receivable as of March 27, 2016 and December 27, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this note on its consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.1 million as of both March 27, 2016 and December 27, 2015.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(12)	Leases

The Company’s agreement with a financial institution providing up to $3.5 million for leasing of equipment scheduled to expire on March 1, 2016 was extended to September 30, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

The Company’s agreement with another financial institution providing up to $1.4 million for leasing of equipment expired on April 30, 2016. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the 32 month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1. In April 2016, the Company entered into a new agreement with the financial institution providing up to $2.0 million for leasing of equipment, which is scheduled to expire April 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60 month term, a fixed interest rate equal to the 3-year interest rate swap on the lease commencement date for the specific equipment project plus 290 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under these leasing arrangements as capital leases.

(13)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 27, 2016. The Company has not presented historical basic net income per share because our historical capital structure makes the presentation of net income per share not meaningful as the Company did not have any shares of common stock outstanding prior to its IPO.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The computation of basic and diluted net income per share for the thirteen weeks ended March 27, 2016 and March 29, 2015 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net income	$7,844	3,438

Weighted average number of common shares outstanding-basic	36,023	—

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	—	35,904
Weighted average dilutive effect of stock options	1,406	1,471
Weighted average dilutive effect of restricted stock units	6	—

Weighted average number of common shares outstanding-diluted	37,435	37,375

Net income per share-basic	$0.22	—

Net income per share-diluted	$0.21	0.09

(14)	Income Taxes

The Company’s effective income tax rates were 34.1% and 51.5% for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. The effective income tax rate for the thirteen weeks ended March 27, 2016 was impacted by the recognition of certain tax credits. The effective income tax rate for the thirteen weeks ended March 29, 2015 was impacted by costs related to the IPO that were not deductible for income tax purposes.

(15)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At March 27, 2016, there were 4.0 million shares remaining and available for future grants under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of shares	price	term	(in thousands)
Balance as of December 27, 2015	4,347,024	$3.78	6.8	$51,198

Granted	—	—
Exercised	(101,807)	2.66		1,439
Repurchased	—	—
Forfeited	—	—
Expired	—	—

Balance as of March 27, 2016	4,245,217	$3.81	6.6	$52,899

Exercisable as of March 27, 2016	2,418,386	$3.65	6.5	$30,509

As of March 27, 2016, there was $2.0 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years. As of March 27, 2016, there was approximately $2.2 million of total unrecognized compensation cost related to 1.2 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

On May 13, 2015, the Company granted 2,631 restricted stock units to each of its non-employee directors who are not affiliated with Advent International Corporation (“Advent”). The restricted stock units will vest on June 8, 2016, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

Restricted stock unit activity during the period indicated is as follows:

Weighted
average
fair value
	Number	at grant
	of shares	date
Nonvested as of December 27, 2015	7,893	$19.00

Granted	—	—
Forfeited	—	—
Vested	—	—

Nonvested as of March 27, 2016	7,893	$19.00

As of March 27, 2016, there was $13 thousand of total unrecognized compensation cost related to restricted stock units, all of which is expected to be recognized during the thirteen weeks ending June 26, 2016.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(16)	Related Party Transactions

Advent is related to the Company through members of the Board of Directors and ownership of the Company. The Company reimburses Advent for certain expenses. Total amounts incurred for expenses reimbursed to Advent were $3 thousand and $13 thousand for the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. There were no amounts included in accounts payable due to Advent as of both March 27, 2016 and December 27, 2015.

Panthers Football, LLC (“The Panthers”) is owned by family members of certain indirect stockholders of the Company. The Company has marketing and sponsorship agreements with The Panthers. Total expenses incurred under these agreements were $0.1 million for each of the thirteen weeks ended March 27, 2016 and March 29, 2015.

Cajun Jack’s, LLC (“Cajun”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. Cajun is a franchisee of the Company. Cajun remits payments to the Company for royalties, marketing, and franchise license fees. As of both March 27, 2016 and December 27, 2015, gross accounts receivable due from Cajun was $9 thousand. For each of the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company recognized royalty revenue of $23 thousand from Cajun.

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. As of both March 27, 2016 and December 27, 2015, gross accounts receivable due from New Generation was $0.1 million. For each of the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company recognized royalty revenue of $0.1 million from New Generation. For the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company recognized franchise fee revenue of $0 and $35 thousand, respectively, from New Generation. The Company matched New Generation’s advertising expenditures in an amount up to 1% of New Generation’s sales from January 29, 2014 through July 31, 2015. The Company incurred $31 thousand under the terms of this agreement during the thirteen weeks ended March 29, 2015.

Tri-Arc Food Systems, Inc. (“Tri-Arc”) owns an interest in the Company. In addition, an owner of Tri-Arc is a member of the board of directors of the Company. Tri-Arc is a franchisee of the Company. Tri-Arc remits payments to the Company for royalties, marketing, and franchise license fees. As of both March 27, 2016 and December 27, 2015, gross accounts receivable due from Tri-Arc was $0.4 million. For each of the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company recognized royalty revenue of $1.2 million and franchise fee revenue of $13 thousand from Tri-Arc. In addition, the Company reimburses Tri-Arc for shared marketing costs. Total payments to Tri-Arc for the shared marketing costs were $18 thousand for each of the thirteen weeks ended March 27, 2016 and March 29, 2015.

JZF Properties, LLC (“JZF”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. JZF leases a building and land to the Company for use as a restaurant operated by the Company. For each of the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company made total rent payments of $47 thousand to JZF.

MAR Real Estate, LLC (“MRE”) is owned by a certain indirect stockholder of the Company. MRE leases land and buildings to the Company for use as restaurants operated by the Company. For the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company made total rent payments of $35 thousand and $41 thousand, respectively, to MRE.

Palmetto Lowcountry Properties, LLC (“PLP”) is owned by a certain indirect stockholder of the Company. PLP leases land and buildings to the Company for use as restaurants operated by the Company. For the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company made total rent payments of $0.1 million and $4 thousand, respectively, to PLP.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Catco Bo Memorial, LLC (“CBM”) is owned by a certain indirect stockholder of the Company. CBM leases land, equipment and a building to the Company for use as a restaurant operated by the Company. For the thirteen weeks ended March 27, 2016 and March 29, 2015, the Company made total rent payments of $25 thousand and $0, respectively, to CBM.

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

Operating results for any one fiscal quarter are not necessarily indicative of results to be expected for any other fiscal quarter or for the fiscal year, and our key performance indicators, as discussed below, may decrease for any future period. Unless otherwise stated, comparable restaurant sales and average unit volumes are presented on a system-wide basis, which means they include sales at both company-operated restaurants and franchised restaurants. Franchise sales represent sales at all franchised restaurants and are revenues to our franchisees. We do not record franchise sales as revenues; however, our franchise royalty revenues include royalties based on a percentage of franchise sales.

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of March 27, 2016, have expanded our system-wide restaurants to 671 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $291.3 million of system-wide sales during the thirteen weeks ended March 27, 2016. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, restaurant openings and net income. In addition, we also evaluate Pro Forma Net Income and Pro Forma Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin, which are considered to be non-GAAP financial measures.

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

Franchise Royalty and Other Franchise Revenues

Franchise royalty and other franchise revenues represents royalty income and initial and renewal franchise fees. While we expect the majority of our total revenue growth will be driven by company-operated restaurants, our franchised restaurants and growth in franchise royalty and other franchise revenues remain an important part of our financial success.

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

	Trailing Twelve Months Ended
	March 27, 2016	March 29, 2015
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,839	1,800

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

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Comparable Restaurant Sales:
Company-operated	2.7%	7.1%
Franchised	1.6%	8.4%
Total system-wide	2.0%	7.9%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 27, 2016:

	Thirteen Weeks Ended
	March 27, 2016
	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	381	281	662
Opened during the period	2	7	9
Closed during the period	—	—	—
Refranchised during the period	—	—	—

Restaurants at the end of the period	383	288	671

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

The following tables set forth reconciliations of net income to Pro Forma Net Income and diluted net income per share to Pro Forma Diluted Net Income per Share:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 27, 2016	March 29, 2015
Net income	$7,844	3,438

Certain professional and transaction costs (a)	33	2,873
Incremental public company costs (b)	—	(600)
Stock-based compensation (c)	20	—
Distributor transition costs (d)	65	—
Tax impact of adjustments (e)	(44)	111

Total adjustments	74	2,384

Pro Forma Net Income	$7,918	5,822

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Diluted net income per share	$0.21	0.09

Certain professional and transaction costs (a)	—	0.08
Incremental public company costs (b)	—	(0.02)
Stock-based compensation (c)	—	—
Distributor transition costs (d)	—	—
Tax impact of adjustments (e)	—	0.01

Total adjustments	—	0.07

Pro Forma Diluted Net Income per Share	$0.21	0.16

(a)	Includes public offering expenses and costs associated with third-party consultants for one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment.
(c)	Includes employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”).
(d)	Includes expenses incurred in connection with the transition to our new distributor.
(e)	Represents the income tax (expense) benefit associated with the adjustments in (a) through (d) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 27, 2016	March 29, 2015
Net income	$7,844	3,438
Income taxes	4,059	3,645
Interest expense, net	2,023	2,221
Depreciation and amortization (a)	3,946	3,517

EBITDA	17,872	12,821
Non-cash rent (b)	378	389
Stock-based compensation (c)	296	339
Preopening expenses (d)	218	300
Sponsor and board member fees and expenses (e)	—	129
Certain professional, transaction and other costs (f)	33	2,873
Distributor transition costs (g)	65	—
Impairment and dispositions (h)	11	30

Adjusted EBITDA	$18,873	16,881

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments.
(c)	Includes non-cash, stock-based compensation, as well as employer payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO.
(d)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant.
(e)	Includes reimbursement of expenses to our sponsor prior to our IPO and compensation and expense reimbursement to members of our board prior to our IPO.
(f)	Includes public offering expenses and costs associated with third-party consultants for one-time projects.
(g)	Includes expenses incurred in connection with the transition to our new distributor.
(h)	Includes gain on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment.

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

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We believe that restaurant contribution and restaurant contribution margin are important tools for investors as they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use restaurant contribution and restaurant contribution margin as key metrics to evaluate profitability and performance of our restaurants across periods and to evaluate our restaurant financial performance compared to our competitors.

The following table reconciles our restaurant contribution to the line item on the consolidated statements of operations and comprehensive income entitled “Company restaurant revenues,” which we believe is the most directly comparable GAAP measure on our consolidated statements of operations and comprehensive income.

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 27, 2016	March 29, 2015
Company restaurant revenues	$121,413	108,336
Food and supplies costs	(38,521)	(36,561)
Restaurant labor costs	(33,336)	(30,468)
Operating costs	(28,413)	(23,871)

Restaurant contribution	$21,143	17,436

Restaurant contribution margin	17.4%	16.1%

Key Financial Definitions

Total Revenues

Our revenues are derived from two primary sources: company restaurant revenues and franchise revenues. Franchise revenues are comprised of franchise royalty revenues and, to a lesser extent, other franchise revenues, which include initial and renewal franchisee fees.

Food and Supplies Costs

Food and supplies costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of food and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs.

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, health care costs and the performance of our restaurants. In addition, the Patient Protection and Affordable Care Act (“PPACA”) has increased health care costs for our restaurants, and we expect the PPACA will continue to result in increased health care costs for our restaurants in the future.

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

Results of Operations

Thirteen Weeks Ended March 27, 2016 Compared with the Thirteen Weeks Ended March 29, 2015

Our operating results for the thirteen weeks ended March 27, 2016 and March 29, 2015 are compared below:

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$121,413	$108,336	$13,077	12.1%
Franchise royalty revenues	6,172	5,936	236	4.0%
Other franchise revenues	70	375	(305)	(81.3)%

Total revenues	127,655	114,647	13,008	11.3%

Company restaurant operating expenses:
Food and supplies costs	38,521	36,561	1,960	5.4%
Restaurant labor costs	33,336	30,468	2,868	9.4%
Operating costs	28,413	23,871	4,542	19.0%
Depreciation and amortization	3,083	2,674	409	15.3%

Total company restaurant operating expenses	103,353	93,574	9,779	10.5%

Operating income before other operating expenses	24,302	21,073	3,229	15.3%

Other operating expenses:
General and administrative	9,511	10,913	(1,402)	(12.8)%
Depreciation and amortization	717	659	58	8.8%
Impairment	201	15	186	n/m
Gain on disposal of property and equipment	(199)	(2)	(197)	n/m

Total other operating expenses	10,230	11,585	(1,355)	(11.7)%

Operating income	14,072	9,488	4,584	48.3%
Amortization of deferred debt issuance costs	(146)	(184)	38	(20.7)%
Interest income	1	1	—	0.0%
Interest expense	(2,024)	(2,222)	198	(8.9)%

Income before income taxes	11,903	7,083	4,820	68.1%
Income taxes	4,059	3,645	414	11.4%

Net income	$7,844	$3,438	$4,406	128.2%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $13.1 million, or 12.1%, during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $2.8 million, or 2.7%, composed of increases in price and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 30 company-operated restaurants as of March 27, 2016 compared to March 29, 2015) accounting for $10.3 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.2 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The increase was primarily due to an additional net 6 franchised restaurants at March 27, 2016 compared to March 29, 2015 and franchised comparable restaurant sales growth of 1.6%.

Other Franchise Revenues

Other franchise revenues decreased $0.3 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The decrease was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $2.0 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended March 27, 2016 was 31.7% versus 33.7% during the thirteen weeks ended March 29, 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $2.9 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.5% from 28.1%. This decrease was primarily driven by lower medical claims, incentive compensation and payroll taxes, partially offset by an increase in direct labor.

Operating Costs

Operating costs increased $4.5 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015, primarily due to higher company restaurant revenues and the timing of certain marketing expenses. As a percentage of company restaurant revenues, operating costs increased to 23.4% for the thirteen weeks ended March 27, 2016 from 22.0% in the thirteen weeks ended March 29, 2015. This increase was primarily attributable to higher marketing and occupancy costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.4 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015, due primarily to the increased number of company-operated restaurants and our new point-of-sale system. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% during each of the thirteen weeks ended March 27, 2016 and March 29, 2015.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The decrease was due primarily to $2.7 million in legal, accounting and other expenses incurred during the thirteen weeks ended March 29, 2015 directly related to public offering expenses, partially offset by additional positions added to support an increased number of restaurants in our system, additional costs as a result of operating as a public company, and $0.1 million of expenses incurred in connection with the transition to a new distributor. As a percentage of total revenues, general and administrative expenses were 7.5% and 9.5% during the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.2 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. The decrease was due primarily to principal payments of $28.1 million on our long-term debt and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and an increase in capital lease obligations during the 52-week period ended March 27, 2016.

Income Taxes

Income taxes increased $0.4 million during the thirteen weeks ended March 27, 2016 compared to the thirteen weeks ended March 29, 2015. Our effective income tax rates were 34.1% and 51.5% during the thirteen weeks ended March 27, 2016 and March 29, 2015, respectively. The decrease in our effective income tax rate was primarily due to expenses incurred during the thirteen weeks ended March 29, 2015 related to the IPO for which we did not receive a tax deduction and additional tax credits recorded in the thirteen weeks ended March 27, 2016 versus the thirteen weeks ended March 29, 2015.

Contractual Obligations

During the thirteen weeks ended March 27, 2016, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 27, 2015, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.1 million at both March 27, 2016 and December 27, 2015.

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

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is a comprehensive new standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. ASU 2016-02 will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous guidance relating to leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities;

and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations and working capital and general corporate needs. Our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We have accounts receivable from our franchisees, which are primarily related to royalty revenues, as well as from certain vendors.

Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate expenditures. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. While we currently utilize a build-to-suit development strategy combined with equipment financing leases, our new restaurant strategy may change over time.

We currently expect our capital expenditures for 2016 will range between $12.5 million and $13.5 million excluding approximately $1.7 million to $1.8 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 28 to 29 company-operated restaurants as well as investments to remodel and improve our existing restaurants and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	March 27, 2016	March 29, 2015
Net cash provided by (used in)
Operating activities	$12,325	$6,814
Investing activities	(830)	(1,151)
Financing activities	(4,349)	(4,747)

Net increase in cash	$7,146	$916

Operating Activities

Net cash provided by operating activities increased from $6.8 million during the thirteen weeks ended March 29, 2015 to $12.3 million during the thirteen weeks ended March 27, 2016. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, an increase in franchise royalty revenues and an increase in comparable restaurant sales, as well as the costs associated with our IPO incurred during the thirteen weeks ended March 29, 2015.

Investing Activities

Net cash used in investing activities decreased from $1.2 million during the thirteen weeks ended March 29, 2015 to $0.8 million during the thirteen weeks ended March 27, 2016. The decrease was primarily attributable to a reduction in purchases of property and equipment.

Financing Activities

Net cash used in financing activities decreased from $4.7 million during the thirteen weeks ended March 29, 2015 to $4.3 million during the thirteen weeks ended March 27, 2016. This decrease was primarily due to $0.3 million of proceeds received from the exercises of stock options and $0.4 million from the associated excess tax benefit, partially offset by a $0.3 million increase in principal payments on capital lease obligations.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. We had $196.5 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of March 27, 2016.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of March 27, 2016, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.69%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of March 27, 2016.

Hedging Arrangements

In connection with our Credit Agreement, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of March 27, 2016. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay a fixed interest rate of 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a separate interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of March 27, 2016, we had outstanding borrowings of $196.5 million under our Credit Agreement. As of March 27, 2016, $125.0 million of our outstanding borrowings under the Credit Agreement was covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Debt under our Credit Agreement has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt. However, we seek to mitigate our floating interest rate risk on the long-term debt under our Credit Agreement by entering into fixed pay interest rate derivatives on a portion of the long-term debt under our Credit Agreement, as discussed above under “Debt and Other Obligations – Hedging Arrangements”.

Commodity Market Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase food and supplies costs as a percentage of company restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of our total franchise royalty revenues for each of the thirteen weeks ended March 27, 2016 and March 29, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of our gross royalty and franchise fee accounts receivable as of March 27, 2016 and December 27, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 27, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

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

Date: May 5, 2016

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith