Form 10-Q
period 2016-06-26
Bojangles', Inc.
filed 2016-08-08
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

As of August 1, 2016, there were 36,336,416 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC. AND SUBSIDIARIES

INDEX

		Page
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 26, 2016 and December 27, 2015 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015 (Unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-six weeks ended June 26, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 26, 2016 and June 28, 2015 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

	Signature	42

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

See the section entitled “Risk Factors” in this Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 27, 2015 filed with the United States Securities and Exchange Commission (the “SEC”) on March 11, 2016 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 26,	December 27,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$17,424	14,263
Accounts and vendor receivables, net of allowance for doubtful accounts of $191 and $329	5,352	4,736
Accounts receivable, related parties, net of allowance for doubtful accounts of $22 and $22	433	403
Inventories, net	3,005	3,080
Other current assets	4,026	5,639

Total current assets	30,240	28,121
Property and equipment, net	48,929	48,137
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	24,792	25,341
Favorable leases, net	1,169	1,394
Other noncurrent assets	3,441	3,673

Total assets	$560,211	558,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,702	17,893
Accrued expenses	23,052	19,086
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	6,157	5,968
Other current liabilities	2,557	2,155

Total current liabilities	45,468	45,102
Long-term debt, less current maturities and deferred debt issuance costs, net	180,434	197,735
Deferred income taxes	112,103	115,028
Capital lease obligations, less current maturities	21,759	21,483
Other noncurrent liabilities	13,341	11,834

Total liabilities	373,105	391,182

Commitments and contingencies (notes 2, 11 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both June 26, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,336 and 36,009 shares issued and outstanding as of June 26, 2016 and December 27, 2015, respectively	363	360
Additional paid-in capital	121,959	119,084
Retained earnings	65,536	47,661
Accumulated other comprehensive (loss) income	(752)	19

Total stockholders’ equity	187,106	167,124

Total liabilities and stockholders’ equity	$560,211	558,306

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenues:
Company restaurant revenues	$124,674	114,043	246,088	222,378
Franchise royalty revenues	6,621	6,368	12,793	12,305
Other franchise revenues	300	105	370	480

Total revenues	131,595	120,516	259,251	235,163

Company restaurant operating expenses:
Food and supplies costs	39,020	36,724	77,541	73,285
Restaurant labor costs	34,525	31,178	67,861	61,647
Operating costs	26,607	24,312	55,020	48,183
Depreciation and amortization	3,124	2,714	6,207	5,388

Total Company restaurant operating expenses	103,276	94,928	206,629	188,503

Operating income before other operating expenses	28,319	25,588	52,622	46,660

Other operating expenses:
General and administrative	9,402	11,717	18,912	22,630
Depreciation and amortization	716	691	1,433	1,350
Impairment	187	—	389	15
Loss (gain) on disposal of property and equipment	10	14	(189)	11

Total other operating expenses	10,315	12,422	20,545	24,006

Operating income	18,004	13,166	32,077	22,654
Amortization of deferred debt issuance costs	(222)	(231)	(369)	(415)
Interest income	2	5	3	5
Interest expense	(1,937)	(2,171)	(3,962)	(4,392)

Income before income taxes	15,847	10,769	27,749	17,852
Income taxes	5,816	4,435	9,874	8,080

Net income	10,031	6,334	17,875	9,772

Other comprehensive (loss) income, net of tax
Change in fair value on interest rate swaps, net of income tax benefit (expense) of $219, $(9), $474 and $207	(356)	14	(771)	(333)

Comprehensive income	$9,675	6,348	17,104	9,439

Net income per share:
Basic	$0.28	0.31	0.49	0.95

Diluted	$0.27	0.17	0.48	0.26

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Twenty-Six Weeks Ended June 26, 2016

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance as of December 27, 2015	36,009	$360	119,084	47,661	19	167,124
Net income	—	—	—	17,875	—	17,875
Change in fair value on interest rate swaps,net of income tax benefit of $474	—	—	—	—	(771)	(771)
Stock option exercises	319	3	753	—	—	756
Vesting of restricted stock units	8	—	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	1,573	—	—	1,573
Stock-based compensation	—	—	549	—	—	549

Balance as of June 26, 2016	36,336	$363	121,959	65,536	(752)	187,106

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$17,875	9,772
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(775)	(2,237)
Depreciation and amortization	7,640	6,738
Amortization of deferred debt issuance costs	369	415
Impairment	389	15
(Gain) loss on disposal of property and equipment	(189)	11
(Benefit) provision for doubtful accounts	(138)	55
Provision for inventory spoilage	3	16
Benefit for closed stores	(51)	(50)
Stock-based compensation	549	1,402
Excess tax benefit from stock-based compensation	(1,573)	(421)
Changes in operating assets and liabilities	1,188	2,930

Net cash provided by operating activities	25,287	18,646

Cash flows from investing activities:
Purchases of franchisee’s assets	—	(186)
Purchases of property and equipment	(3,950)	(4,671)
Proceeds from disposition of property and equipment	49	28

Net cash used in investing activities	(3,901)	(4,829)

Cash flows from financing activities:
Principal payments on long-term debt	(17,669)	(12,551)
Stock option exercises	756	96
Excess tax benefit from stock-based compensation	1,573	421
Principal payments on capital lease obligations	(2,885)	(2,221)

Net cash used in financing activities	(18,225)	(14,255)

Net increase (decrease) in cash and cash equivalents	3,161	(438)
Cash and cash equivalents balance, beginning of fiscal period	14,263	13,201

Cash and cash equivalents balance, end of fiscal period	$17,424	12,763

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	172,691
Cash paid for interest	3,957	4,374
Cash paid for income taxes	7,923	8,814
Assets acquired under capital leases	3,799	3,551
Net change in assets under financing obligations	808	1,493
Reduction of capital lease obligations upon return of assets	138	81
Reduction of capital lease obligations upon early termination of lease	288	—

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of June 26, 2016, there were 295 Company-operated restaurants, 61 related party franchised restaurants, and 333 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 26, 2016:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2016			June 26, 2016
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	383	288	671	381	281	662
Opened during the period	11	7	18	13	14	27
Closed during the period	—	—	—	—	—	—
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	394	295	689	394	295	689

(b)	Basis of Presentation and Consolidation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Term Loan, due October 9, 2020	$182,525	200,194
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	182,525	200,194
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(2,091)	(2,459)

Long-term debt, less current maturities and deferred debt issuance costs, net	$180,434	197,735

	June 26, 2016	December 27, 2015
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(2,718)	(2,350)

Deferred debt issuance costs, net	$2,091	2,459

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015 and September 25, 2015.

As of June 26, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $182.5 million, all of which were accruing interest at a rate of approximately 2.70%. As of December 27, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $200.2 million, all of which were accruing interest at a rate of approximately 2.48%.

As of June 26, 2016 and December 27, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of June 26, 2016.

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

The Company enters into variable-rate LIBOR debt under the term loan portion of the Credit Agreement. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into LIBOR-based interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. These swaps change the variable-rate cash flow exposure on part of the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The activity in accumulated other comprehensive (loss) income is as follows (in thousands):

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 26, 2016	December 27, 2015
Opening balance, accumulated other comprehensive income	$19	146
Unrealized loss from effective interest rate swap, net of tax	(771)	(127)

Ending balance, accumulated other comprehensive (loss) income	$(752)	19

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were three interest rate swaps outstanding as of June 26, 2016.

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

		Quoted Prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	instruments	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Fair value measurement as of June 26, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,807	2,807	—	—
Interest rate swap (included with other current liabilities and other non current liabilities on the consolidated balance sheets)	(1,214)	—	(1,214)	—
Fair value measurement as of December 27, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,628	2,628	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	437	—	437	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(405)	—	(405)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the twenty-six weeks ended June 26, 2016.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Income taxes refundable	$1,735	2,887
Prepaid expenses	2,291	1,076
Deferred income taxes	—	1,676

Other current assets	$4,026	5,639

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	June 26, 2016	December 27, 2015
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	17,614	16,798
Computer hardware and software	Up to 5 years	9,210	8,780
Leasehold improvements	Up to 20 years	23,873	22,987
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,553
Capital leases, equipment	Lesser of lease term or 5 years	23,942	22,956
Capital leases, automobiles	Lesser of lease term or 5 years	3,353	3,297
Construction-in-progress	—	6,825	3,408

Total		95,942	89,618
Less:
Accumulated depreciation		(30,422)	(26,830)
Accumulated amortization		(16,591)	(14,651)

Property and equipment, net		$48,929	48,137

Depreciation and amortization expense related to property and equipment was $3.6 million and $3.1 million for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and $7.1 million and $6.2 million for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	June 26, 2016	December 27, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(4,831)	(4,282)

Franchise rights, net	$24,792	25,341

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended June 26, 2016 and June 28, 2015 and $0.5 million during each of the twenty-six weeks ended June 26, 2016 and June 28, 2015.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Investments for nonqualified deferred compensation plan	$2,807	2,628
Interest rate swap asset	—	437
Other noncurrent assets	634	608

Other noncurrent assets	$3,441	3,673

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Payroll & related	$11,285	12,316
Sales and property taxes	5,310	2,472
Gift cards	716	974
Utilities	1,199	1,092
Occupancy	622	481
Interest	721	715
Other	3,199	1,036

Accrued expenses	$23,052	19,086

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Financing obligations under build-to-suit transactions	$2,402	1,594
Closed store obligation	104	184
Interest rate swap liability	51	—
Other	—	377

Other current liabilities	$2,557	2,155

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 26, 2016	December 27, 2015
Deferred rents	$6,660	5,875
Unfavorable lease liability, net	1,667	1,817
Deferred compensation	2,807	2,628
Deferred revenue	705	717
Closed store obligation	303	356
Interest rate swap liability	1,163	405
Other noncurrent liabilities	36	36

Other noncurrent liabilities	$13,341	11,834

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the thirteen weeks ended June 26, 2016 and June 28, 2015 and approximately 44% of the Company’s total franchise royalty revenues for each of the twenty-six weeks ended June 26, 2016 and June 28, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of the Company’s gross royalty and franchise fee accounts receivable as of June 26, 2016 and December 27, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined that default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this note on its condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.1 million as of both June 26, 2016 and December 27, 2015.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(12)	Leases

The Company’s agreement with a financial institution providing up to $3.5 million for leasing of equipment scheduled to expire on March 1, 2016 was extended to September 30, 2016. The Company utilized the capacity under this agreement prior to its expiration. On June 27, 2016, the financial institution increased the capacity under this agreement by an additional $8.1 million and extended the expiration of the agreement to June 1, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

The Company’s agreement with another financial institution providing up to $1.4 million for leasing of equipment expired on April 30, 2016. Under this leasing arrangement, each of the scheduled leases had a 60-month term, a fixed interest rate equal to the 32-month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1. In April 2016, the Company entered into a new agreement with the financial institution providing up to $2.0 million for leasing of equipment, which is scheduled to expire April 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the 3-year interest rate swap on the lease commencement date for the specific equipment project plus 290 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under these leasing arrangements as capital leases.

(13)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The computations of basic and diluted net income per share for the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$10,031	6,334	17,875	9,772

Weighted average number of common shares outstanding-basic	36,207	20,540	36,115	10,270

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	—	15,388	—	25,646
Weighted average dilutive effect of stock-based compensation	1,385	1,563	1,402	1,536

Weighted average number of common shares outstanding-diluted	37,592	37,491	37,517	37,452

Net income per share-basic	$0.28	0.31	0.49	0.95

Net income per share-diluted	$0.27	0.17	0.48	0.26

(14)	Income Taxes

The Company’s effective income tax rates were 36.7% and 41.2% for the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively, and 35.6% and 45.3% for the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. The effective income tax rate for the thirteen and twenty-six weeks ended June 26, 2016 and June 28, 2015 was impacted by the recognition of certain tax credits. The effective income tax rate for the thirteen and twenty-six weeks ended June 28, 2015 was also impacted by costs related to the IPO that were not deductible for income tax purposes.

(15)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At June 26, 2016, there were 3.8 million shares remaining and available for future grants under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of shares	price	term	(in thousands)
Balance as of December 27, 2015	4,347,024	$3.78	6.8	$51,198
Granted	151,000	18.05
Exercised	(318,149)	2.38		4,727
Repurchased	—	—
Forfeited	—	—
Expired	—	—

Balance as of June 26, 2016	4,179,875	$4.40	6.5	$53,692

Exercisable as of June 26, 2016	2,262,856	$3.90	6.4	$30,137

On June 8, 2016, the Company granted a total of 151,000 stock options to certain employees of the Company to purchase shares of its common stock at a price of $18.05 per share. The fair value of the stock options on the date of the grant was $5.48 per share. The stock options will vest in equal annual installments over four years, subject to continued service to the Company.

As of June 26, 2016, there was $2.6 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years. As of June 26, 2016, there was approximately $2.2 million of total unrecognized compensation cost related to 1.2 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

		Weighted
		average
		fair value
	Number	at grant
	of shares	date
Nonvested as of December 27, 2015	7,893	$19.00
Granted	92,120	18.05
Forfeited	—	—
Vested	(7,893)	19.00

Nonvested as of June 26, 2016	92,120	$18.05

On June 8, 2016, the Company granted a total of 75,500 restricted stock units to certain employees of the Company. The restricted stock units will vest in equal annual installments over four years, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On June 8, 2016, the Company granted 2,770 restricted stock units to each of its six non-employee directors who are not affiliated with Advent International Corporation (“Advent”). The restricted stock units will vest on the date of the Company’s next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

On May 13, 2015, the Company granted 2,631 restricted stock units to each of its then three non-employee directors who were not affiliated with Advent. All of these restricted stock units vested on June 8, 2016.

As of June 26, 2016, there was $1.6 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.4 years.

(16)	Related Party Transactions

Advent is related to the Company through members of the board of directors and ownership of the Company. The Company reimburses Advent for certain expenses. There were no amounts included in accounts payable due to Advent as of both June 26, 2016 and December 27, 2015.

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

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. From January 29, 2014 through July 31, 2015, the Company matched New Generation’s advertising expenditures in an amount up to 1% of New Generation’s sales.

Tri-Arc Food Systems, Inc. (“Tri-Arc”) owns an interest in the Company. In addition, an owner of Tri-Arc is a member of the board of directors of the Company. Tri-Arc is a franchisee of the Company. Tri-Arc remits payments to the Company for royalties, marketing, and franchise license fees. In addition, the Company reimburses Tri-Arc for shared marketing costs.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		June 26,	June 28,	June 26,	June 28,
Related Party	Description	2016	2015	2016	2015
Advent	Out-of-pocket expense reimbursement	$—	—	3	13
The Panthers	Marketing/sponsorship expense	—	—	100	50
New Generation	Advertising expense	—	33	—	64
Tri-Arc	Marketing expense	18	18	36	36
JZF	Rent payments	74	55	121	102
MRE	Rent payments	35	43	70	84
PLP	Rent payments	2	47	57	51
CBM	Rent payments	25	—	50	—

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26,	June 28,	June 26,	June 28,
Related Party	2016	2015	2016	2015
Cajun	$25	26	48	49
New Generation	140	133	276	256
Tri-Arc	1,279	1,261	2,501	2,457

	Other Franchise Revenues
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Related Party	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cajun	$—	—	—	—
New Generation	—	—	—	35
Tri-Arc	—	—	13	13

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
	June 26,	December 27,
Related Party	2016	2015
Cajun	$9	9
New Generation	49	52
Tri-Arc	389	387

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of June 26, 2016, have expanded our system-wide restaurants to 689 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $306.1 million and $597.3 million of system-wide sales during the thirteen and twenty-six weeks ended June 26, 2016, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, restaurant openings and net income. In addition, we also evaluate Adjusted Net Income and Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin, which are considered to be non-GAAP financial measures.

Company Restaurant Revenues

Company restaurant revenues consists of sales of food and beverages in company-operated restaurants. Company restaurant revenues in a period are influenced by several factors, including the number of operating weeks in such period, the number of open restaurants and comparable restaurant sales growth.

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

System-wide Average Unit Volumes

We measure system-wide AUVs on a fiscal year basis and on a trailing twelve-month basis for each non-fiscal year-end period for system-wide restaurants. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full twelve-month period (excluding express units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. This methodology is similar for each trailing twelve-month period outside the fiscal year end.

	Trailing Twelve Months Ended
(Dollar amounts in thousands)	June 26, 2016	June 28, 2015
Average Unit Volumes
Total system-wide	$1,830	1,819

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for fifteen months using a mid-month convention. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Comparable Restaurant Sales:
Company-operated	0.9%	3.3%	1.8%	5.1%
Franchised	(0.2)%	5.1%	0.6%	6.7%
Total system-wide	0.2%	4.4%	1.1%	6.0%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 26, 2016:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	June 26, 2016			June 26, 2016
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	383	288	671	381	281	662
Opened during the period	11	7	18	13	14	27
Closed during the period	—	—	—	—	—	—
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	394	295	689	394	295	689

Net Income, Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA

We consider net income to be a key performance indicator that shows the overall health of our entire business. We typically utilize net income in conjunction with the non-GAAP financial measures Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA when assessing the operational strength and the performance of our business.

Adjusted Net Income represents company net income before items that we do not consider representative of our ongoing operating performance, as well as an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company for those periods where they had not yet been incurred, both as identified in the reconciliation table below. Adjusted Diluted Net Income per Share represents company diluted net income per share before items that we do not consider representative of our ongoing operating performance, as well as an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company for those periods where they had not yet been incurred, both as identified in the reconciliation table below.

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

Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA as presented in this Form 10-Q are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA. Our presentation of Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted Net Income, Adjusted Diluted Net Income per share, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe Adjusted Net Income, Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary significantly among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to evaluate our operating performance or compare our performance to that of our competitors.

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$10,031	6,334	17,875	9,772

Certain professional and transaction costs (a)	9	2,007	42	4,880
Incremental public company costs (b)	—	(194)	—	(794)
Vesting of performance-based stock options (c)	—	707	—	707
Payroll taxes associated with stock option exercises (d)	51	17	71	17
Distributor transition costs (e)	16	—	81	—
Tax impact of adjustments (f)	(29)	(283)	(74)	(172)

Total adjustments	47	2,254	120	4,638

Adjusted Net Income	$10,078	8,588	17,995	14,410

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Diluted net income per share	$0.27	0.17	0.48	0.26

Certain professional and transaction costs (a)	—	0.06	—	0.13
Incremental public company costs (b)	—	(0.01)	—	(0.02)
Vesting of performance-based stock options (c)	—	0.02	—	0.02
Payroll taxes associated with stock option exercises (d)	—	—	—	—
Distributor transition costs (e)	—	—	—	—
Tax impact of adjustments (f)	—	(0.01)	—	(0.01)

Total adjustments	—	0.06	—	0.12

Adjusted Diluted Net Income per Share	$0.27	0.23	0.48	0.38

(a)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment. No adjustments will be made beyond the second fiscal quarter 2016 since the one year anniversary of our initial public offering (“IPO”) occurred during the thirteen weeks ended June 26, 2016.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance-based stock option awards. We could incur similar expenses in future periods upon the achievement of the performance metrics indicated in the stock option grants.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses incurred in connection with the transition to our new distributor.
(f)	Represents the income tax (expense) benefit associated with the adjustments in (a) through (e) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income	$10,031	6,334	17,875	9,772
Income taxes	5,816	4,435	9,874	8,080
Interest expense, net	1,935	2,166	3,959	4,387
Depreciation and amortization (a)	4,062	3,636	8,009	7,153

EBITDA	21,844	16,571	39,717	29,392
Non-cash rent (b)	394	390	771	779
Stock-based compensation (c)	272	1,063	549	1,402
Payroll taxes associated with stock option exercises (d)	51	17	71	17
Preopening expenses (e)	379	438	596	739
Sponsor and board member fees and expenses (f)	—	38	—	166
Certain professional, transaction and other costs (g)	9	2,007	42	4,880
Distributor transition costs (h)	16	—	81	—
Impairment and dispositions (i)	237	25	248	54

Adjusted EBITDA	$23,202	20,549	42,075	37,429

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes reimbursement of expenses to our sponsor prior to our IPO and compensation and expense reimbursement to members of our board prior to our IPO.
(g)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(h)	Includes expenses incurred in connection with the transition to our new distributor.
(i)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We expect to incur future losses (gains) and to receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company restaurant revenues less food and supplies costs, restaurant labor costs, and operating costs. We expect restaurant contribution to increase based on company-operated restaurants we open and our comparable restaurant sales growth. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant revenues. Fluctuations in restaurant contribution and restaurant contribution margin can be attributed to company comparable restaurant sales growth, sales volumes of newly opened company restaurants, and changes in company food and supplies costs, restaurant labor costs and operating costs.

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our company-operated restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We believe that restaurant contribution and restaurant contribution margin are important tools for investors as they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use restaurant contribution and restaurant contribution margin as key metrics to evaluate profitability and performance of our restaurants across periods and to evaluate our restaurant financial performance compared to our competitors.

The following table reconciles our restaurant contribution to the line item on the condensed consolidated statements of operations and comprehensive income entitled “Company restaurant revenues,” which we believe is the most directly comparable GAAP measure on our condensed consolidated statements of operations and comprehensive income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Company restaurant revenues	$124,674	114,043	246,088	222,378
Food and supplies costs	(39,020)	(36,724)	(77,541)	(73,285)
Restaurant labor costs	(34,525)	(31,178)	(67,861)	(61,647)
Operating costs	(26,607)	(24,312)	(55,020)	(48,183)

Restaurant contribution	$24,522	21,829	45,666	39,263

Restaurant contribution margin	19.7%	19.1%	18.6%	17.7%

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

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, exempt versus non-exempt classification, a tightening labor market, employee turnover levels, health care costs and the performance of our restaurants. In addition, the Patient Protection and Affordable Care Act (“PPACA”) has increased health care costs for our restaurants, and we expect the PPACA will continue to result in increased health care costs for our restaurants in the future. We expect that the newly enacted Department of Labor (“DOL”) regulations related to overtime and exempt versus non-exempt classification that are scheduled to become effective December 1, 2016, along with various labor initiatives we intend to implement, including table service and potentially employing more full-time versus part-time team members, will increase our restaurant labor costs.

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

Company Restaurant Depreciation and Amortization

Company restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the restaurant level. We expect that growth in company-operated restaurant count, as well investments in technology and other initiatives, will increase company restaurant depreciation and amortization.

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

Other Depreciation and Amortization

Other depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets not directly located at company-operated restaurants. We expect that growth in system-wide restaurant count, as well investments in technology and other initiatives, will increase other depreciation and amortization.

Impairment

Long-lived assets such as property, equipment and intangible assets are reviewed on a unit-by-unit basis for impairment. When circumstances indicate a carrying value of the assets may not be recoverable, an appropriate impairment is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.

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

Results of Operations

Thirteen Weeks Ended June 26, 2016 Compared with the Thirteen Weeks Ended June 28, 2015

Our operating results for the thirteen weeks ended June 26, 2016 and June 28, 2015 are compared below:

	Thirteen Weeks Ended
	June 26, 2016	June 28, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$124,674	$114,043	$10,631	9.3%
Franchise royalty revenues	6,621	6,368	253	4.0%
Other franchise revenues	300	105	195	185.7%

Total revenues	131,595	120,516	11,079	9.2%

Company restaurant operating expenses:
Food and supplies costs	39,020	36,724	2,296	6.3%
Restaurant labor costs	34,525	31,178	3,347	10.7%
Operating costs	26,607	24,312	2,295	9.4%
Depreciation and amortization	3,124	2,714	410	15.1%

Total company restaurant operating expenses	103,276	94,928	8,348	8.8%

Operating income before other operating expenses	28,319	25,588	2,731	10.7%

Other operating expenses:
General and administrative	9,402	11,717	(2,315)	(19.8)%
Depreciation and amortization	716	691	25	3.6%
Impairment	187	—	187	n/m
Loss on disposal of property and equipment	10	14	(4)	(28.6)%

Total other operating expenses	10,315	12,422	(2,107)	(17.0)%

Operating income	18,004	13,166	4,838	36.7%
Amortization of deferred debt issuance costs	(222)	(231)	9	(3.9)%
Interest income	2	5	(3)	(60.0)%
Interest expense	(1,937)	(2,171)	234	(10.8)%

Income before income taxes	15,847	10,769	5,078	47.2%
Income taxes	5,816	4,435	1,381	31.1%

Net income	$10,031	$6,334	$3,697	58.4%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $10.6 million, or 9.3%, during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $1.0 million, or 0.9%, composed of increases in price and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of June 26, 2016 compared to June 28, 2015) accounting for $9.6 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.3 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The increase was primarily due to a net additional 15 franchised restaurants at June 26, 2016 compared to June 28, 2015, partially offset by a reduction in franchised comparable restaurant sales of 0.2%.

Other Franchise Revenues

Other franchise revenues increased $0.2 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The increase was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $2.3 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended June 26, 2016 was 31.3% versus 32.2% during the thirteen weeks ended June 28, 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $3.3 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 27.7% from 27.3%. This increase was primarily driven by an increase in direct labor, partially offset by lower medical claims, incentive compensation and payroll taxes.

We expect our restaurant labor costs will continue to increase due to the tightening labor market, as well as certain labor initiatives across company-operated restaurants, including the expansion of our table service and potentially increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of the newly enacted DOL regulations related to overtime and exempt versus non-exempt classification that are scheduled to become effective December 1, 2016.

Operating Costs

Operating costs increased $2.3 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015, primarily due to higher company restaurant revenues, partially offset by the timing of certain marketing expenses. As a percentage of company restaurant revenues, operating costs were 21.3% for both of the thirteen weeks ended June 26, 2016 and June 28, 2015. Operating costs as a percentage of company restaurant revenues remained constant as the increase in operating costs attributable to higher occupancy and utilities costs was offset by lower marketing costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.4 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015, due primarily to the increased number of company-operated restaurants and our new point-of-sale system. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% and 2.4% during the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively.

General and Administrative Expenses

General and administrative expenses decreased $2.3 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The decrease was due primarily to $1.8 million in legal, accounting and other expenses incurred during the thirteen weeks ended June 28, 2015 directly related to public offering expenses, $0.8 million of lower stock-based compensation expense primarily as a result of the vesting of certain performance awards during the thirteen weeks ended June 28, 2015 and $0.4 million of lower meetings and convention expenses primarily due to our bi-annual franchise convention and unit director leadership conference occurring during the thirteen weeks ended June 28, 2015, partially offset by headcount added to support an increased number of restaurants in our system and additional costs as a result of operating as a public company. As a percentage of total revenues, general and administrative expenses were 7.1% and 9.7% during the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.2 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. The decrease was due primarily to principal payments of $33.2 million on our long-term debt and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and interest expense associated with interest rate swaps.

Income Taxes

Income taxes increased $1.4 million during the thirteen weeks ended June 26, 2016 compared to the thirteen weeks ended June 28, 2015. Our effective income tax rates were 36.7% and 41.2% during the thirteen weeks ended June 26, 2016 and June 28, 2015, respectively. The decrease in our effective income tax rate was primarily due to expenses incurred during the thirteen weeks ended June 28, 2015 related to the IPO for which we did not receive a tax deduction, partially offset by additional tax credits recorded in the thirteen weeks ended June 28, 2015 versus the thirteen weeks ended June 26, 2016.

Twenty-Six Weeks Ended June 26, 2016 Compared with the Twenty-Six Weeks Ended June 28, 2015

Our operating results for the twenty-six weeks ended June 26, 2016 and June 28, 2015 are compared below:

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$246,088	$222,378	$23,710	10.7%
Franchise royalty revenues	12,793	12,305	488	4.0%
Other franchise revenues	370	480	(110)	(22.9)%

Total revenues	259,251	235,163	24,088	10.2%

Company restaurant operating expenses:
Food and supplies costs	77,541	73,285	4,256	5.8%
Restaurant labor costs	67,861	61,647	6,214	10.1%
Operating costs	55,020	48,183	6,837	14.2%
Depreciation and amortization	6,207	5,388	819	15.2%

Total company restaurant operating expenses	206,629	188,503	18,126	9.6%

Operating income before other operating expenses	52,622	46,660	5,962	12.8%

Other operating expenses:
General and administrative	18,912	22,630	(3,718)	(16.4)%
Depreciation and amortization	1,433	1,350	83	6.1%
Impairment	389	15	374	n/m
(Gain) loss on disposal of property and equipment	(189)	11	(200)	n/m

Total other operating expenses	20,545	24,006	(3,461)	(14.4)%

Operating income	32,077	22,654	9,423	41.6%
Amortization of deferred debt issuance costs	(369)	(415)	46	(11.1)%
Interest income	3	5	(2)	(40.0)%
Interest expense	(3,962)	(4,392)	430	(9.8)%

Income before income taxes	27,749	17,852	9,897	55.4%
Income taxes	9,874	8,080	1,794	22.2%

Net income	$17,875	$9,772	$8,103	82.9%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $23.7 million, or 10.7%, during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $3.8 million, or 1.8%, composed of increases in price and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of June 26, 2016 compared to June 28, 2015) accounting for $19.9 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.5 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The increase was primarily due to a net additional fifteen franchised restaurants at June 26, 2016 compared to June 28, 2015 and franchised comparable restaurant sales growth of 0.6%.

Other Franchise Revenues

Other franchise revenues decreased $0.1 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The decrease was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $4.3 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the twenty-six weeks ended June 26, 2016 was 31.5% versus 33.0% during the twenty-six weeks ended June 28, 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $6.2 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.6% from 27.7%. This decrease was primarily driven by lower medical claims, incentive compensation and payroll taxes, partially offset by an increase in direct labor costs.

We expect our restaurant labor costs will continue to increase due to the tightening labor market, as well as certain labor initiatives across company-operated restaurants, including the expansion of our table service and potentially increasing the number of full-time versus part-time team members. In addition, we expect our restaurant labor costs will increase as a result of the newly enacted DOL regulations related to overtime and exempt versus non-exempt classification that are scheduled to become effective December 1, 2016.

Operating Costs

Operating costs increased $6.8 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs increased to 22.4% for the twenty-six weeks ended June 26, 2016 from 21.7% in the twenty-six weeks ended June 28, 2015. This increase was primarily attributable to higher occupancy costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.8 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015, due primarily to the increased number of company-operated restaurants and our new point-of-sale system. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% and 2.4% during the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

General and Administrative Expenses

General and administrative expenses decreased $3.7 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The decrease was due primarily to $4.5 million in legal, accounting and other expenses incurred during the twenty-six weeks ended June 28, 2015 directly related to public offering expenses, $0.9 million of lower stock-based compensation expense primarily as a result of the vesting of certain performance awards during the twenty-six weeks ended June 28, 2015 and $0.5 million of lower meetings and convention expenses primarily due to our bi-annual franchise convention and unit director leadership conference occurring during the twenty-six weeks ended June 28, 2015, partially offset by headcount added to support an increased number of restaurants in our system, additional costs as a result of operating as a public company, and $0.1 million of expenses incurred in connection with the transition to a new distributor. As a percentage of total revenues, general and administrative expenses were 7.3% and 9.6% during the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.4 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. The decrease was due primarily to principal payments of $33.2 million on our long-term debt and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and interest expense associated with interest rate swaps.

Income Taxes

Income taxes increased $1.8 million during the twenty-six weeks ended June 26, 2016 compared to the twenty-six weeks ended June 28, 2015. Our effective income tax rates were 35.6% and 45.3% during the twenty-six weeks ended June 26, 2016 and June 28, 2015, respectively. The decrease in our effective income tax rate was primarily due to expenses incurred during the twenty-six weeks ended June 28, 2015 related to the IPO for which we did not receive a tax deduction and additional tax credits recorded in the twenty-six weeks ended June 26, 2016 versus the twenty-six weeks ended June 28, 2015.

Contractual Obligations

During the twenty-six weeks ended June 26, 2016, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 27, 2015, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to its timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.1 million at both June 26, 2016 and December 27, 2015.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart our Business Startups Act of 2012, or the JOBS Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We will remain an “emerging growth company” until the earliest of (a) December 27, 2020, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (d) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate expenditures. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. While we currently primarily utilize a build-to-suit development strategy combined with equipment financing leases, our new restaurant strategy may change over time.

We currently expect that our capital expenditures for 2016 will range between $12.5 million and $13.5 million excluding approximately $1.7 million to $1.8 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 28 to 29 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and expenditures for general corporate purposes.

We believe that cash and cash equivalents and expected cash flow from operations are adequate to fund debt service requirements, capital lease obligations, operating lease obligations, capital expenditures and working capital needs for at least the next twelve months. However, our ability to continue to meet these requirements and obligations will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of build-to-suit and equipment financing leases for our new company-operated restaurants. We have used excess cash flows to make payments on our outstanding long-term debt in advance of the required due date, and we may continue to do so in future periods.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	June 26, 2016	June 28, 2015
Net cash provided by (used in)
Operating activities	$25,287	$18,646
Investing activities	(3,901)	(4,829)
Financing activities	(18,225)	(14,255)

Net increase (decrease) in cash	$3,161	$(438)

Operating Activities

Net cash provided by operating activities increased from $18.6 million during the twenty-six weeks ended June 28, 2015 to $25.3 million during the twenty-six weeks ended June 26, 2016. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, an increase in franchise royalty revenues and an increase in comparable restaurant sales, as well as the costs associated with our IPO incurred during the twenty-six weeks ended June 28, 2015.

Investing Activities

Net cash used in investing activities decreased from $4.8 million during the twenty-six weeks ended June 28, 2015 to $3.9 million during the twenty-six weeks ended June 26, 2016. The decrease was primarily attributable to a reduction in purchases of property and equipment and the purchase of a franchisee’s assets during the twenty-six weeks ended June 28, 2015.

Financing Activities

Net cash used in financing activities increased from $14.3 million during the twenty-six weeks ended June 28, 2015 to $18.2 million during the twenty-six weeks ended June 26, 2016. This increase was primarily due to $5.1 million and $0.7 million of higher principal payments on long-term debt and capital lease obligations, respectively, partially offset by a $0.7 million increase in proceeds received from the exercises of stock options and a $1.2 million increase in the associated excess tax benefit.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. We had $182.5 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of June 26, 2016.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of June 26, 2016, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.70%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of June 26, 2016.

Hedging Arrangements

In connection with our Credit Agreement, as of June 26, 2016, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay interest fixed at 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a separate interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage directly affect our labor costs and the PPACA has increased our health insurance costs beginning in fiscal 2015. In addition to the factors we can control that could increase labor costs, such as our labor initiatives, we expect that a tightening labor market, as well as the newly enacted DOL regulations related to overtime and exempt versus non-exempt classification that are scheduled to become effective December 1, 2016 will also increase our restaurant labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of June 26, 2016, we had outstanding borrowings of $182.5 million under our Credit Agreement. As of June 26, 2016, $125.0 million of our outstanding borrowings under the Credit Agreement were covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.6 million on an annualized basis.

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

Commodity Market Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our condensed consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing or promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase food and supplies costs as a percentage of company restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of our total franchise royalty revenues for each of the thirteen weeks ended June 26, 2016 and June 28, 2015, and approximately 44% of our total franchise royalty revenues for each of the twenty-six weeks ended June 26, 2016 and June 28, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of our gross royalty and franchise fee accounts receivable as of June 26, 2016 and December 27, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 26, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except with respect to the amended and restated risk factor below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.

If we or our franchisees face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. Since January 1, 2014, lawmakers in twelve states and the District of Columbia passed legislation to increase the state minimum wage. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas, and in fiscal 2015 some of our stores experienced increased competition for qualified employees. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Our turnover increased in fiscal 2015 at company-operated restaurants and has continued to increase during the twenty-six weeks ended June 26, 2016. Although we have not yet experienced any significant problems in recruiting employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

Finally, labor initiatives we or our franchisees implement across company-operated and franchised restaurants influence our labor costs. Certain initiatives, such as the expansion of our table service at company-operated restaurants, will increase our labor costs and overall operating expenses, which could adversely affect our growth. Changing the mix of full-time and part-time team members is another labor initiative that will influence our labor costs. Increasing our full-time team members at company-operated restaurants and/or franchised restaurants relative to part-time team members will result in higher labor costs for us and/or our franchisees, which could adversely affect our growth.

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

Date: August 8, 2016

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1 #	Bojangles’, Inc. Compensation Policy For Non-Employee Directors (Amended and Restated Effective June 8, 2016). *

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith