Form 10-Q
period 2016-09-25
Bojangles', Inc.
filed 2016-11-04
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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

As of October 31, 2016, there were 36,373,721 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 25,	December 27,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,479	14,263
Accounts and vendor receivables, net of allowance for doubtful accounts of $142 and $329	3,889	4,736
Accounts receivable, related parties, net of allowance for doubtful accounts of $22 and $22	428	403
Inventories, net	3,080	3,080
Other current assets	3,504	5,639

Total current assets	30,380	28,121
Property and equipment, net	51,907	48,137
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	24,518	25,341
Favorable leases, net	1,073	1,394
Other noncurrent assets	3,734	3,673

Total assets	$563,252	558,306

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$14,058	17,893
Accrued expenses	23,850	19,086
Current maturities of long-term debt	—	—
Current maturities of capital lease obligations	6,568	5,968
Other current liabilities	5,795	2,155

Total current liabilities	50,271	45,102
Long-term debt, less current maturities and deferred debt issuance costs, net	168,566	197,735
Deferred income taxes	110,818	115,028
Capital lease obligations, less current maturities	21,906	21,483
Other noncurrent liabilities	13,571	11,834

Total liabilities	365,132	391,182

Commitments and contingencies (notes 2, 11 and 12)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both September 25, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,374 and 36,009 shares issued and outstanding as of September 25, 2016 and December 27, 2015, respectively	364	360
Additional paid-in capital	122,660	119,084
Retained earnings	75,555	47,661
Accumulated other comprehensive (loss) income	(459)	19

Total stockholders’ equity	198,120	167,124

Total liabilities and stockholders’ equity	$563,252	558,306

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenues:
Company restaurant revenues	$126,358	117,536	372,446	339,914
Franchise royalty revenues	6,739	6,436	19,532	18,740
Other franchise revenues	100	287	470	768

Total revenues	133,197	124,259	392,448	359,422

Company restaurant operating expenses:
Food and supplies costs	39,331	37,223	116,872	110,508
Restaurant labor costs	35,115	32,429	102,976	94,075
Operating costs	28,625	25,936	83,645	74,120
Depreciation and amortization	3,225	2,990	9,432	8,378

Total Company restaurant operating expenses	106,296	98,578	312,925	287,081

Operating income before other operating expenses	26,901	25,681	79,523	72,341

Other operating expenses:
General and administrative	9,276	10,064	28,189	32,694
Depreciation and amortization	745	725	2,178	2,075
Impairment	592	193	981	208
Loss (gain) on disposal of property and equipment	138	220	(51)	232

Total other operating expenses	10,751	11,202	31,297	35,209

Operating income	16,150	14,479	48,226	37,132
Amortization of deferred debt issuance costs	(199)	(208)	(567)	(622)
Interest income	—	—	4	6
Interest expense	(1,819)	(2,001)	(5,782)	(6,394)

Income before income taxes	14,132	12,270	41,881	30,122
Income taxes	4,113	3,360	13,987	11,440

Net income	10,019	8,910	27,894	18,682

Other comprehensive income (loss), net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of $(184), $134, $290 and $342	293	(221)	(478)	(555)

Comprehensive income	$10,312	8,689	27,416	18,127

Net income per share:
Basic	$0.28	0.25	0.77	0.99

Diluted	$0.27	0.24	0.74	0.50

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirty-Nine Weeks Ended September 25, 2016

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance as of December 27, 2015	36,009	$360	119,084	47,661	19	167,124
Net income	—	—	—	27,894	—	27,894
Change in fair value on interest rate swaps, net of income tax benefit of $290	—	—	—	—	(478)	(478)
Stock option exercises	357	4	853	—	—	857
Vesting of restricted stock units	8	—	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	1,770	—	—	1,770
Stock-based compensation	—	—	953	—	—	953

Balance as of September 25, 2016	36,374	$364	122,660	75,555	(459)	198,120

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$27,894	18,682
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(2,244)	(3,356)
Depreciation and amortization	11,610	10,453
Amortization of deferred debt issuance costs	567	622
Impairment	981	208
(Gain) loss on disposal of property and equipment	(51)	232
(Benefit) provision for doubtful accounts	(65)	53
Provision for inventory spoilage	7	9
Benefit for closed stores	(51)	(50)
Stock-based compensation	953	1,711
Excess tax benefit from stock-based compensation	(1,770)	(421)
Changes in operating assets and liabilities	4,950	4,945

Net cash provided by operating activities	42,781	33,088

Cash flows from investing activities:
Purchases of franchisee’s assets	(100)	(186)
Purchases of property and equipment	(5,950)	(8,591)
Proceeds from disposition of property and equipment	49	36

Net cash used in investing activities	(6,001)	(8,741)

Cash flows from financing activities:
Principal payments on long-term debt	(29,736)	(19,055)
Debt issuance costs	—	(555)
Stock option exercises	857	96
Excess tax benefit from stock-based compensation	1,770	421
Principal payments on capital lease obligations	(4,455)	(3,405)

Net cash used in financing activities	(31,564)	(22,498)

Net increase in cash and cash equivalents	5,216	1,849
Cash and cash equivalents balance, beginning of fiscal period	14,263	13,201

Cash and cash equivalents balance, end of fiscal period	$19,479	15,050

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	172,691
Cash paid for interest	5,844	6,458
Cash paid for income taxes	12,820	14,654
Assets acquired under capital leases	5,957	6,192
Net change in assets under financing obligations	4,085	5,001
Reduction of capital lease obligations upon return of assets	160	117
Reduction of capital lease obligations upon early termination of lease	288	—

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of September 25, 2016, there were 301 Company-operated restaurants, 61 related party franchised restaurants, and 337 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 25, 2016:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2016			September 25, 2016
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	394	295	689	381	281	662
Opened during the period	4	6	10	17	20	37
Closed during the period	—	—	—	—	—	—
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	398	301	699	398	301	699

(b)	Basis of Presentation and Consolidation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Term Loan, due October 9, 2020	$170,458	200,194
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	170,458	200,194
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(1,892)	(2,459)

Long-term debt, less current maturities and deferred debt issuance costs, net	$168,566	197,735

	September 25, 2016	December 27, 2015
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(2,917)	(2,350)

Deferred debt issuance costs, net	$1,892	2,459

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015 and September 25, 2015. The Credit Agreement was further amended on October 19, 2016 to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year.

As of September 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $170.5 million, all of which were accruing interest at a rate of approximately 2.77%. As of December 27, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $200.2 million, all of which were accruing interest at a rate of approximately 2.48%.

As of September 25, 2016 and December 27, 2015, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of September 25, 2016.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

terms of the interest rate swaps, the Company receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the notional amount of its debt hedged.

The activity in accumulated other comprehensive (loss) income is as follows (in thousands):

	Thirty-Nine Weeks Ended September 25, 2016	Fiscal Year Ended December 27, 2015
Opening balance, accumulated other comprehensive income	$19	146
Unrealized loss from effective interest rate swap, net of tax	(478)	(127)

Ending balance, accumulated other comprehensive (loss) income	$(459)	19

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were three interest rate swaps outstanding as of September 25, 2016.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of September 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,033	3,033	—	—
Interest rate swap (included with other current liabilities and other non current liabilities on the consolidated balance sheets)	(737)	—	(737)	—

Fair value measurement as of December 27, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,628	2,628	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	437	—	437	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(405)	—	(405)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirty-nine weeks ended September 25, 2016.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Income taxes refundable	$1,247	2,887
Prepaid expenses	2,257	1,076
Deferred income taxes	—	1,676

Other current assets	$3,504	5,639

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	September 25, 2016	December 27, 2015
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	18,009	16,798
Computer hardware and software	Up to 5 years	9,653	8,780
Leasehold improvements	Up to 20 years	25,646	22,987
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,553
Capital leases, equipment	Lesser of lease term or 5 years	25,193	22,956
Capital leases, automobiles	Lesser of lease term or 5 years	3,434	3,297
Construction-in-progress	—	8,926	3,408

Total		101,986	89,618

Less:
Accumulated depreciation		(32,361)	(26,830)
Accumulated amortization		(17,718)	(14,651)

Property and equipment, net		$51,907	48,137

Depreciation and amortization expense related to property and equipment was $3.7 million and $3.4 million for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, and $10.8 million and $9.6 million for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	September 25, 2016	December 27, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(5,105)	(4,282)

Franchise rights, net	$24,518	25,341

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended September 25, 2016 and September 27, 2015 and $0.8 million during each of the thirty-nine weeks ended September 25, 2016 and September 27, 2015.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Investments for nonqualified deferred compensation plan	$3,033	2,628
Interest rate swap asset	—	437
Other noncurrent assets	701	608

Other noncurrent assets	$3,734	3,673

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Payroll & related	$11,323	12,316
Sales and property taxes	5,915	2,472
Gift cards	683	974
Utilities	1,307	1,092
Occupancy	395	481
Interest	653	715
Other	3,574	1,036

Accrued expenses	$23,850	19,086

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Financing obligations under build-to-suit transactions	$5,679	1,594
Closed store obligation	106	184
Interest rate swap liability	10	—
Other	—	377

Other current liabilities	$5,795	2,155

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 25, 2016	December 27, 2015
Deferred rents	$7,067	5,875
Unfavorable lease liability, net	1,596	1,817
Deferred compensation	3,033	2,628
Deferred revenue	785	717
Closed store obligation	275	356
Interest rate swap liability	727	405
Other noncurrent liabilities	88	36

Other noncurrent liabilities	$13,571	11,834

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the thirteen weeks ended September 25, 2016 and September 27, 2015 and approximately 44% of the Company’s total franchise royalty revenues for each of the thirty-nine weeks ended September 25, 2016 and September 27, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% and 44% of the Company’s gross royalty and franchise fee accounts receivable as of September 25, 2016 and December 27, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined that default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this note on its condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.1 million as of both September 25, 2016 and December 27, 2015.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(12)	Leases

The Company’s agreement with a financial institution providing up to $3.5 million for leasing of equipment that was originally scheduled to expire on March 1, 2016 was initially extended to September 30, 2016. As the Company had utilized all capacity under this agreement, on June 27, 2016, the financial institution increased the capacity under this agreement by an additional $8.1 million and further extended the expiration of the agreement to June 1, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

The Company’s agreement with another financial institution providing up to $1.4 million for leasing of equipment expired on April 30, 2016. Under this leasing arrangement, each of the scheduled leases had a 60-month term, a fixed interest rate equal to the 32-month interpolated interest rate swap on the lease commencement date for the specific equipment project plus 391 basis points, and a bargain purchase option at the end of the lease of $1. On April 22, 2016, the Company entered into a new agreement with the financial institution providing up to $2.0 million for leasing of equipment, which is scheduled to expire on April 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the 3-year interest rate swap on the lease commencement date for the specific equipment project plus 290 basis points, and a bargain purchase option at the end of the lease of $1. On October 11, 2016, the Company entered into a new agreement with the financial institution providing up to $2.1 million for leasing of equipment, which is scheduled to expire on September 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the 3-year interest rate swap on the lease commencement date for the specific equipment project plus 290 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under these leasing arrangements as capital leases.

On August 15, 2016, the Company entered into an agreement with a third financial institution providing up to $3.0 million for leasing of equipment, which is scheduled to expire on June 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the average of two- and three-year interest rate swap rates as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

(13)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method, and assumes the conversion of the outstanding preferred stock into common stock.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The computations of basic and diluted net income per share for the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$10,019	8,910	27,894	18,682

Weighted average number of common shares outstanding-basic	36,355	35,951	36,195	18,830

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	—	—	—	17,097
Weighted average dilutive effect of stock-based compensation	1,295	1,575	1,366	1,544

Weighted average number of common shares outstanding-diluted	37,650	37,526	37,561	37,471

Net income per share-basic	$0.28	0.25	0.77	0.99

Net income per share-diluted	$0.27	0.24	0.74	0.50

(14)	Income Taxes

The Company’s effective income tax rates were 29.1% and 27.4% for the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively, and 33.4% and 38.0% for the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. The effective income tax rate for both of the thirteen and thirty-nine weeks ended September 25, 2016 and September 27, 2015 was impacted by a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. The effective income tax rate for the thirteen and thirty-nine weeks ended September 27, 2015 was also impacted by costs related to the IPO that were not deductible for income tax purposes.

(15)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At September 25, 2016, there were 4.0 million shares remaining and available for future grants under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 27, 2015	4,347,024	$3.78	6.8	$51,198

Granted	151,000	18.05
Exercised	(356,329)	2.41		5,317
Repurchased	—	—
Forfeited	(200,709)	3.23
Expired	—	—

Balance as of September 25, 2016	3,940,986	$4.48	6.1	$47,651

Exercisable as of September 25, 2016	2,285,488	$4.03	5.9	$28,552

On June 8, 2016, the Company granted a total of 151,000 stock options to certain employees of the Company to purchase shares of its common stock at a price of $18.05 per share. The fair value of the stock options on the date of the grant was $5.48 per share. The stock options will vest in equal annual installments over four years, subject to continued service to the Company.

As of September 25, 2016, there was $2.2 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.5 years. As of September 25, 2016, there was approximately $3.0 million of total unrecognized compensation cost related to 1.1 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 27, 2015	7,893	$19.00

Granted	92,120	18.05
Forfeited	(7,500)	18.05
Vested	(7,893)	19.00

Nonvested as of September 25, 2016	84,620	$18.05

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

As of September 25, 2016, there was $1.3 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.2 years.

(16)	Related Party Transactions

Advent is related to the Company through members of the board of directors and ownership of the Company. The Company reimburses Advent for certain expenses. There were no amounts included in accounts payable due to Advent as of both September 25, 2016 and December 27, 2015.

Panthers Football, LLC (“The Panthers”) is owned by family members of certain indirect stockholders of the Company. The Company has a marketing and sponsorship agreement with The Panthers.

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

MRMJ Holdings, LLC (“MRMJ”) is owned by a certain indirect stockholder of the Company. MRMJ leases land, equipment and a building to the Company for use as a restaurant operated by the Company.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 25,	September 27,	September 25,	September 27,
Related Party	Description	2016	2015	2016	2015
Advent	Out-of-pocket expense reimbursement	$8	15	12	28
The Panthers	Marketing/sponsorship expense	270	260	370	310
New Generation	Advertising expense	—	11	—	74
Tri-Arc	Marketing expense	18	18	54	54
JZF	Rent payments	48	47	169	149
MRE	Rent payments	35	72	105	156
PLP	Rent payments	—	40	57	91
CBM	Rent payments	25	—	75	—
MRMJ	Rent payments	16	—	16	—

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
Related Party	2016	2015	2016	2015
Cajun	$26	25	73	73
New Generation	143	127	419	383
Tri-Arc	1,276	1,221	3,777	3,678

	Other Franchise Revenues
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 27,	September 25,	September 27,
Related Party	2016	2015	2016	2015
Cajun	$—	—	—	—
New Generation	—	—	—	35
Tri-Arc	—	—	13	13

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
	September 25,	December 27,
Related Party	2016	2015
Cajun	$9	9
New Generation	51	52
Tri-Arc	382	387

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of September 25, 2016, have expanded our system-wide restaurants to 699 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $312.6 million and $909.9 million of system-wide sales during the thirteen and thirty-nine weeks ended September 25, 2016, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

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

	Trailing Twelve Months Ended
	September 25, 2016	September 27, 2015
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,825	1,832

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Comparable Restaurant Sales:
Company-operated	(0.2)%	4.1%	1.1%	4.7%
Franchised	1.4%	4.1%	0.9%	5.8%
Total system-wide	0.8%	4.1%	1.0%	5.4%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 25, 2016:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 25, 2016			September 25, 2016
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	394	295	689	381	281	662
Opened during the period	4	6	10	17	20	37
Closed during the period	—	—	—	—	—	—
Refranchised during the period	—	—	—	—	—	—

Restaurants at the end of the period	398	301	699	398	301	699

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$10,019	8,910	27,894	18,682

Certain professional and transaction costs (a)	24	160	66	5,041
Incremental public company costs (b)	—	(104)	—	(898)
Vesting of performance-based stock options (c)	—	—	—	707
Payroll taxes associated with stock option exercises (d)	8	—	79	17
Distributor transition costs (e)	—	217	81	217
Executive separation expenses (f)	197	507	197	507
State income tax rate change (g)	(908)	(903)	(908)	(903)
Tax impact of adjustments (h)	(82)	(296)	(156)	(469)

Total adjustments	(761)	(419)	(641)	4,219

Adjusted Net Income	$9,258	8,491	27,253	22,901

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Diluted net income per share	$0.27	0.24	0.74	0.50

Certain professional and transaction costs (a)	—	—	—	0.13
Incremental public company costs (b)	—	—	—	(0.02)
Vesting of performance-based stock options (c)	—	—	—	0.02
Payroll taxes associated with stock option exercises (d)	—	—	—	—
Distributor transition costs (e)	—	0.01	—	0.01
Executive separation expenses (f)	—	0.01	0.01	0.01
State income tax rate change (g)	(0.02)	(0.02)	(0.02)	(0.02)
Tax impact of adjustments (h)	—	(0.01)	—	(0.02)

Total adjustments	(0.02)	(0.01)	(0.01)	0.11

Adjusted Diluted Net Income per Share	$0.25	0.23	0.73	0.61

(a)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment. No adjustments will be made beyond the second fiscal quarter 2016 since the one year anniversary of our initial public offering (“IPO”) occurred during the thirteen weeks ended June 26, 2016.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance-based stock option awards. We could incur similar expenses in future periods upon the achievement of the performance metrics indicated in the stock option grants.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses incurred in connection with the transition to our new distributor.
(f)	Represents severance and legal fees associated with a former executive’s departure from the Company. Subsequent to September 25, 2016, we finalized the separation agreement with this former executive and incurred approximately $0.1 million of additional legal fees and other related expenses during the thirteen weeks ending December 25, 2016.
(g)	As a result of the enacted reductions to the North Carolina corporate income tax rate during both of the thirteen weeks ended September 25, 2016 and September 27, 2015, we adjusted our deferred income taxes by applying the lower rate, which resulted in a corresponding decrease to income tax expense.
(h)	Represents the income tax expense associated with the adjustments in (a) through (g) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$10,019	8,910	27,894	18,682
Income taxes	4,113	3,360	13,987	11,440
Interest expense, net	1,819	2,001	5,778	6,388
Depreciation and amortization (a)	4,169	3,923	12,177	11,075

EBITDA	20,120	18,194	59,836	47,585
Non-cash rent (b)	414	389	1,185	1,168
Stock-based compensation (c)	404	309	953	1,711
Payroll taxes associated with stock option exercises (d)	8	—	79	17
Preopening expenses (e)	346	326	942	1,064
Sponsor and board member fees and expenses (f)	—	—	—	166
Certain professional, transaction and other costs (g)	24	160	66	5,041
Distributor transition costs (h)	—	217	81	217
Executive separation expenses (i)	197	507	197	507
Impairment and dispositions (j)	730	421	979	476

Adjusted EBITDA	$22,243	20,523	64,318	57,952

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes reimbursement of expenses to our sponsor prior to our IPO and compensation and expense reimbursement to members of our board prior to our IPO.
(g)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(h)	Includes expenses incurred in connection with the transition to our new distributor.
(i)	Represents severance and legal fees associated with a former executive’s departure from the Company. Subsequent to September 25, 2016, we finalized the separation agreement with this former executive and incurred approximately $0.1 million of additional legal fees and other related expenses during the thirteen weeks ending December 25, 2016.
(j)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We expect to incur future losses (gains) and to receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company restaurant revenues less food and supplies costs, restaurant labor costs, and operating costs. We expect restaurant contribution to increase based on company-operated restaurants we open and our comparable restaurant sales growth. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant revenues. Fluctuations in restaurant contribution and restaurant contribution margin can be attributed to company comparable restaurant sales, sales volumes of newly opened company restaurants, and changes in company food and supplies costs, restaurant labor costs and operating costs.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Company restaurant revenues	$126,358	117,536	372,446	339,914
Food and supplies costs	(39,331)	(37,223)	(116,872)	(110,508)
Restaurant labor costs	(35,115)	(32,429)	(102,976)	(94,075)
Operating costs	(28,625)	(25,936)	(83,645)	(74,120)

Restaurant contribution	$23,287	21,948	68,953	61,211

Restaurant contribution margin	18.4%	18.7%	18.5%	18.0%

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

Company Restaurant Depreciation and Amortization

Company restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the restaurant level. We expect that growth in company-operated restaurant count, as well as restaurant remodels, investments in technology and other initiatives, will increase company restaurant depreciation and amortization.

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

Impairment

Long-lived assets such as property, equipment and intangible assets are reviewed on a unit-by-unit basis for impairment. When circumstances indicate the carrying value of an asset may not be recoverable, an appropriate impairment is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.

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

Results of Operations

Thirteen Weeks Ended September 25, 2016 Compared with the Thirteen Weeks Ended September 27, 2015

Our operating results for the thirteen weeks ended September 25, 2016 and September 27, 2015 are compared below:

	Thirteen Weeks Ended
	September 25, 2016	September 27, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$126,358	$117,536	$8,822	7.5%
Franchise royalty revenues	6,739	6,436	303	4.7%
Other franchise revenues	100	287	(187)	(65.2)%

Total revenues	133,197	124,259	8,938	7.2%

Company restaurant operating expenses:
Food and supplies costs	39,331	37,223	2,108	5.7%
Restaurant labor costs	35,115	32,429	2,686	8.3%
Operating costs	28,625	25,936	2,689	10.4%
Depreciation and amortization	3,225	2,990	235	7.9%

Total company restaurant operating expenses	106,296	98,578	7,718	7.8%

Operating income before other operating expenses	26,901	25,681	1,220	4.8%

Other operating expenses:
General and administrative	9,276	10,064	(788)	(7.8)%
Depreciation and amortization	745	725	20	2.8%
Impairment	592	193	399	206.7%
Loss on disposal of property and equipment	138	220	(82)	(37.3)%

Total other operating expenses	10,751	11,202	(451)	(4.0)%

Operating income	16,150	14,479	1,671	11.5%
Amortization of deferred debt issuance costs	(199)	(208)	9	(4.3)%
Interest expense	(1,819)	(2,001)	182	(9.1)%

Income before income taxes	14,132	12,270	1,862	15.2%
Income taxes	4,113	3,360	753	22.4%

Net income	$10,019	$8,910	$1,109	12.4%

Company Restaurant Revenues

Company restaurant revenues increased $8.8 million, or 7.5%, during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 27 company-operated restaurants as of September 25, 2016 compared to September 27, 2015) accounting for $9.1 million, partially offset by a decrease in comparable company restaurant sales of $0.3 million, or 0.2%, composed of a decrease in transactions, partially offset by increases in price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.3 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The increase was primarily due to a net additional 15 franchised restaurants at September 25, 2016 compared to September 27, 2015 and franchised comparable restaurant sales growth of 1.4%.

Other Franchise Revenues

Other franchise revenues decreased $0.2 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The decrease was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $2.1 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended September 25, 2016 was 31.1% versus 31.7% during the thirteen weeks ended September 27, 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $2.7 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 27.8% during the thirteen weeks ended September 25, 2016 from 27.6% during the thirteen weeks ended September 27, 2015. This increase was primarily driven by an increase in direct labor, partially offset by lower medical claims, incentive compensation and payroll taxes.

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

Operating Costs

Operating costs increased $2.7 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs increased to 22.7% during the thirteen weeks ended September 25, 2016 from 22.1% during the thirteen weeks ended September 27, 2015. Operating costs as a percentage of company restaurant revenues increased primarily due to higher occupancy and utilities costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.2 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015, due primarily to the increased number of company-operated restaurants and our new point-of-sale system. As a percentage of company restaurant revenues, depreciation and amortization was 2.6% and 2.5% during the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The decrease was due primarily to $0.8 million of lower incentive compensation and $0.3 million of lower executive separation expenses during the thirteen weeks ended September 25, 2016, partially offset by headcount added to support an increased number of restaurants in our system. As a percentage of total revenues, general and administrative expenses were 7.0% and 8.1% during the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.2 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. The decrease was due primarily to principal payments of $38.7 million on our long-term debt from September 27, 2015 to September 25, 2016 and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and interest expense associated with interest rate swaps.

Income Taxes

Income taxes increased $0.8 million during the thirteen weeks ended September 25, 2016 compared to the thirteen weeks ended September 27, 2015. Our effective income tax rates were 29.1% and 27.4% during the thirteen weeks ended September 25, 2016 and September 27, 2015, respectively. The effective income tax rate for both of the thirteen weeks ended September 25, 2016 and September 27, 2015 was impacted by a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits.

Thirty-Nine Weeks Ended September 25, 2016 Compared with the Thirty-Nine Weeks Ended September 27, 2015

Our operating results for the thirty-nine weeks ended September 25, 2016 and September 27, 2015 are compared below:

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$372,446	$339,914	$32,532	9.6%
Franchise royalty revenues	19,532	18,740	792	4.2%
Other franchise revenues	470	768	(298)	(38.8)%

Total revenues	392,448	359,422	33,026	9.2%

Company restaurant operating expenses:
Food and supplies costs	116,872	110,508	6,364	5.8%
Restaurant labor costs	102,976	94,075	8,901	9.5%
Operating costs	83,645	74,120	9,525	12.9%
Depreciation and amortization	9,432	8,378	1,054	12.6%

Total company restaurant operating expenses	312,925	287,081	25,844	9.0%

Operating income before other operating expenses	79,523	72,341	7,182	9.9%

Other operating expenses:
General and administrative	28,189	32,694	(4,505)	(13.8)%
Depreciation and amortization	2,178	2,075	103	5.0%
Impairment	981	208	773	371.6%
(Gain) loss on disposal of property and equipment	(51)	232	(283)	(122.0)%

Total other operating expenses	31,297	35,209	(3,912)	(11.1)%

Operating income	48,226	37,132	11,094	29.9%
Amortization of deferred debt issuance costs	(567)	(622)	55	(8.8)%
Interest income	4	6	(2)	n/m
Interest expense	(5,782)	(6,394)	612	(9.6)%

Income before income taxes	41,881	30,122	11,759	39.0%
Income taxes	13,987	11,440	2,547	22.3%

Net income	$27,894	$18,682	$9,212	49.3%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $32.5 million, or 9.6%, during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The growth in company restaurant revenues was primarily due to an increase in comparable company restaurant sales of $3.5 million, or 1.1%, composed of increases in price and transactions at our comparable restaurants, and an increase in the non-comparable restaurant base (net additions of 27 company-operated restaurants as of September 25, 2016 compared to September 27, 2015) accounting for $29.0 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.8 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The increase was primarily due to a net additional 15 franchised restaurants at September 25, 2016 compared to September 27, 2015 and franchised comparable restaurant sales growth of 0.9%.

Other Franchise Revenues

Other franchise revenues decreased $0.3 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The decrease was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $6.4 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirty-nine weeks ended September 25, 2016 was 31.4% versus 32.5% during the thirty-nine weeks ended September 27, 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $8.9 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs decreased to 27.6% during the thirty-nine weeks ended September 25, 2016 from 27.7% during the thirty-nine weeks ended September 27, 2015. This decrease was primarily driven by lower medical claims, incentive compensation and payroll taxes, partially offset by an increase in direct labor costs.

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

Operating Costs

Operating costs increased $9.5 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs increased to 22.5% for the thirty-nine weeks ended September 25, 2016 from 21.8% in the thirty-nine weeks ended September 27, 2015. This increase was primarily attributable to higher occupancy costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $1.1 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015, due primarily to the increased number of company-operated restaurants and our new point-of-sale system. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% during both of the thirty-nine weeks ended September 25, 2016 and September 27, 2015.

General and Administrative Expenses

General and administrative expenses decreased $4.5 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The decrease was due primarily to $4.5 million in legal, accounting and other expenses incurred during the thirty-nine weeks ended September 27, 2015 directly related to public offering expenses, $0.8 million of lower stock-based compensation expense primarily as a result of the vesting of certain performance awards during the thirty-nine weeks ended September 27, 2015 and

$0.5 million of lower meetings and convention expenses primarily due to our bi-annual franchise convention and unit director leadership conference occurring during the thirty-nine weeks ended September 27, 2015, partially offset by headcount added to support an increased number of restaurants in our system and additional costs as a result of operating as a public company. As a percentage of total revenues, general and administrative expenses were 7.2% and 9.1% during the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.6 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. The decrease was due primarily to principal payments of $38.7 million on our long-term debt from September 27, 2015 to September 25, 2016 and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and interest expense associated with interest rate swaps.

Income Taxes

Income taxes increased $2.5 million during the thirty-nine weeks ended September 25, 2016 compared to the thirty-nine weeks ended September 27, 2015. Our effective income tax rates were 33.4% and 38.0% during the thirty-nine weeks ended September 25, 2016 and September 27, 2015, respectively. The effective income tax rate for both of the thirty-nine weeks ended September 25, 2016 and September 27, 2015 was impacted by a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. The effective income tax rate for the thirty-nine weeks ended September 27, 2015 was also impacted by costs related to the IPO that were not deductible for income tax purposes.

Contractual Obligations

During the thirty-nine weeks ended September 25, 2016, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 27, 2015, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to its timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.1 million at both September 25, 2016 and December 27, 2015.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart our Business Startups Act of 2012, or the JOBS Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved.

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed herein involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our consolidated financial statements contained elsewhere in this Form 10-Q.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	September 25, 2016	September 27, 2015
Net cash provided by (used in)
Operating activities	$42,781	$33,088
Investing activities	(6,001)	(8,741)
Financing activities	(31,564)	(22,498)

Net increase in cash	$5,216	$1,849

Operating Activities

Net cash provided by operating activities increased from $33.1 million during the thirty-nine weeks ended September 27, 2015 to $42.8 million during the thirty-nine weeks ended September 25, 2016. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, an increase in franchise royalty revenues and an increase in comparable restaurant sales, as well as the costs associated with our IPO incurred during the thirty-nine weeks ended September 27, 2015.

Investing Activities

Net cash used in investing activities decreased from $8.7 million during the thirty-nine weeks ended September 27, 2015 to $6.0 million during the thirty-nine weeks ended September 25, 2016. The decrease was primarily attributable to a reduction in purchases of property and equipment.

Financing Activities

Net cash used in financing activities increased from $22.5 million during the thirty-nine weeks ended September 27, 2015 to $31.6 million during the thirty-nine weeks ended September 25, 2016. This increase was primarily due to $10.7 million and $1.1 million of higher principal payments on long-term debt and capital lease obligations, respectively, partially offset by a $0.8 million increase in proceeds received from the exercises of stock options and a $1.3 million increase in the associated excess tax benefit, as well as $0.6 million of debt issuance costs incurred during the thirty-nine weeks ended September 27, 2015.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. We had $170.5 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of September 25, 2016.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of September 25, 2016, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.77%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of September 25, 2016.

Hedging Arrangements

In connection with our Credit Agreement, as of September 25, 2016, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay interest fixed at 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a separate interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of September 25, 2016, we had outstanding borrowings of $170.5 million under our Credit Agreement. As of September 25, 2016, $125.0 million of our outstanding borrowings under the Credit Agreement were covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.5 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of our total franchise royalty revenues for each of the thirteen weeks ended September 25, 2016 and September 27, 2015, and approximately 44% of our total franchise royalty revenues for each of the thirty-nine weeks ended September 25, 2016 and September 27, 2015. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% and 44% of our gross royalty and franchise fee accounts receivable as of September 25, 2016 and December 27, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 25, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. Since January 1, 2014, lawmakers in twelve states and the District of Columbia have passed legislation to increase the state minimum wage. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas, and in fiscal 2015 some of our stores experienced increased competition for qualified employees. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Our turnover increased in fiscal 2015 at company-operated restaurants and has continued to increase during the thirty-nine weeks ended September 25, 2016. Although we have not yet experienced any significant problems in recruiting employees, our and our franchisees’ ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

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

On November 1, 2016, Bojangles’ Restaurants, Inc., our operating subsidiary (“Restaurants”), and Clifton Rutledge, our President and Chief Executive Officer, entered into an amendment to Mr. Rutledge’s Amended and Restated Employment Agreement dated December 18, 2014 (the “Rutledge Agreement”). The amendment clarifies the authority of our board over Mr. Rutledge and specifies that amendments to the Rutledge Agreement may only be adopted with the approval of our board or its delegate. The amendment also provides that expiration of the Rutledge Agreement due to non-renewal by Restaurants will trigger the same severance benefits under that agreement as a termination by Restaurants without cause or a resignation by Mr. Rutledge with good reason. Finally, the amendment eliminates the severance offset previously contained in the Rutledge Agreement, such that the severance benefit payable under that agreement upon termination without cause, a resignation with good reason or a non-renewal by Restaurants will in each case be equal to one times Mr. Rutledge’s annual base salary. The foregoing description is qualified in its entirety by reference to the full text of the amendment, which is filed as an exhibit to this Form 10-Q and incorporated herein by reference.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which exhibit index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2016

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

10.1 †	Second Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 7, 2016. *

10.2	Amendment No. 5 dated as of October 19, 2016 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent. *

10.3 #	Amendment #1 to Amended and Restated Employment Agreement by and between Bojangles’ Inc. and Clifton W. Rutledge, dated November 1, 2016. *

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
†	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.
#	Indicates a management contract or compensatory plan or arrangement.
‡	Furnished herewith