Form 10-K
period 2016-12-25
Bojangles', Inc.
filed 2017-03-07
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 24, 2016 (the last business day of the registrant’s second quarter for fiscal 2016), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Select Market System, was approximately $170.6 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.

As of March 1, 2017, there were 36,562,709 shares of the registrant’s common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Bojangles’, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 25, 2016.

BOJANGLES’, INC. AND SUBSIDIARIES

FORM 10-K

i

MARKET AND INDUSTRY DATA AND FORECASTS

Certain market and industry data included in this Annual Report on Form 10-K is derived from information provided by third-party market research firms, including Technomic, Inc. (“Technomic”) and The NPD Group (“NPD”), or third-party financial or analytics firms, including The Buxton Company (“Buxton”) that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

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

BASIS OF PRESENTATION

In this Annual Report on Form 10-K, unless the context otherwise requires:

•	“we,” “us,” “our,” the “company” or “Bojangles’,” refers collectively to Bojangles’, Inc., a Delaware corporation, incorporated in 2011 and its subsidiaries;

•	“our restaurant system” or “our system” refers to both company-operated and franchised restaurants, and the number of restaurants presented in our restaurant system, unless otherwise indicated, is as of December 25, 2016;

•	“our restaurants,” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchised or both, refers to our company-operated restaurants only;

•	when referring to “system-wide” financial metrics, we are referring to such financial metrics at the restaurant-level for company-operated restaurants plus those reported to us by our franchisees;

•	“average check” refers to company restaurant revenues from company-operated restaurants divided by company-operated restaurant transactions;

•	“dayparts” refers to five dayparts consisting of breakfast as open to 11:00 a.m., lunch as 11:00 a.m. to 2:00 p.m., snack as 2:00 p.m. to 5:00 p.m., dinner as 5:00 p.m. to 8:00 p.m., and after dinner as 8:00 p.m. to close.

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

We use a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. Fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016 ended on December 30, 2012, December 29, 2013, December 28, 2014, December 27, 2015 and December 25, 2016, respectively.

In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every five or six years, a 53-week fiscal year occurs. Fiscal 2012 was a 53-week fiscal year. Fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016 were 52-week fiscal years.

Our point-of-sale system is used to collect detailed transaction data from company-operated restaurants, which generates information about product mix, daypart sales and other metrics that we actively analyze. During fiscal 2015, we completed the migration of our company-operated restaurants to a new point-of-sale system. Prior to the completion of the implementation of our new point-of-sale system, certain metrics were computed using data from company-operated restaurants operating on our previous point-of-sale system allocated across all company-operated restaurants. During the third fiscal quarter of 2015, certain metrics were computed using data from company-operated restaurants on our new point-of-sale system allocated across all company-operated restaurants. Beginning in the fourth fiscal quarter of 2015, certain metrics were computed using detailed transaction data from all company-operated restaurants. In order to calculate certain key performance indicators, franchised restaurant sales are estimated based on data reported by our franchisees.

Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base (as applicable, system-wide, franchised or company-operated restaurants). A restaurant enters our comparable restaurant base on the first full day of the month after being open for 15 months using a mid-month convention. If a company-operated restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for such period it is temporarily closed.

System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. If a franchised restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the entire month(s) impacted by the temporary closure. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

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

We calculate restaurant-level cash flow as restaurant contribution (excluding preopening expense) less equipment capital lease payments. Our equipment capital leases typically have terms of 60 months.

We calculate cash-on-cash return by dividing year one restaurant-level cash flow by upfront cash investment costs (which include upfront cash equipment investments and exclude preopening costs).

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

TRADEMARKS AND COPYRIGHTS

Bojangles’®,” “Bojangles’ Express®,” “It’s Bo Time®,” “Bo-Smart®,” “Big Bo Box®,” “Chicken Supremes™,” “Bojangles’ Cajun Pintos®,” “Bojangles’ Dirty Rice®,” “Legendary Iced Tea®,” “Tailgate Everything®,” “Cajun Filet Biscuit®,” “Bo-Tato Rounds®,” “Bo-Berry Biscuits®,” “Bo’Town Roasters™,” “Bojangles’ Seasoned Fries™,” “Roasted Chicken Bites™” and other trademarks or service marks of Bojangles’ appearing in this Annual Report on Form 10-K are the property of Bojangles’ or its subsidiaries. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this Annual Report on Form 10-K are listed without their ©, ®, sm and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names, trademarks and service marks. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy, technology initiatives and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses, such as salmonella, E. coli, or others;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

v

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

PART I

Item 1. Business

Company Overview

It’s Bo Time!

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. Since 1977, we believe Bojangles’ has become an iconic brand with a cult-like following due to our famous, made-from-scratch biscuits baked every 20 minutes, our fresh, never-frozen bone-in fried chicken, our unique fixin’s and our Legendary Iced Tea. We believe we offer fast-casual quality food combined with quick-service speed, convenience and value. While we serve our full menu of craveable food across all dayparts, we are especially known by customers for our breakfast offerings and generated, on average, approximately $650,000 in fiscal 2016 per company-operated restaurant before 11:00 a.m. In fiscal 2016, our 309 company-operated and 407 franchised restaurants, primarily located in the Southeastern United States, generated over $1.2 billion in system-wide sales, representing $504.7 million in company restaurant revenues and $727.2 million in franchise sales which contributed $27.2 million in franchise royalty and other franchise revenues. Over this same period, our restaurants generated a system-wide AUV of over $1.8 million, which we believe is among the highest in the quick-service restaurant (“QSR”) and fast-casual segments. Our mission is to win the hearts of our customers by delivering quality and service all day, every day, and we believe our passionate team members and culture are fundamental to our success. The excitement for our brand and enthusiasm of our customers can be best summarized by our famous tagline…“It’s Bo Time!”

Since our founding in Charlotte, North Carolina in 1977, our core menu centered on “chicken ’n biscuits” has remained largely unchanged. We believe our variety of fresh, flavorful and Southern-inspired items appeals to a broad customer demographic across our five dayparts: breakfast, lunch, snack, dinner and after dinner. Bojangles’ is known for its breakfast menu, which is served all day, every day, and includes our top selling Cajun Filet Biscuit. We also offer hand-breaded, bone-in chicken marinated for at least 12 hours, Chicken Supremes, Homestyle Chicken Tenders and sandwiches, as well as unique fixin’s including our Seasoned Fries, Bo-Tato Rounds, Cajun Pintos and Dirty Rice. Our Bo-Smart menu features items such as salads, grilled chicken sandwiches, roasted chicken bites and fat-free green beans. In addition to our individual menu items, we offer combos and family meals that appeal to large parties, as well as our Big Bo Box, which is perfect for tailgating events. Our food is complemented by our Legendary Iced Tea that is steeped the old-fashioned way, providing a rich flavor that our customers crave. Our high-quality, handcrafted food also represents a great value with an average check of only $7.08 for company-operated restaurants in fiscal 2016. We believe our distinct menu with fresh, made-from-scratch offerings combined with a compelling average check creates an attractive value proposition for our customers.

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

According to Technomic, 2015 sales for the total LSR category increased 5.2% from 2014 to $255 billion. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. According to Technomic, sales for the total QSR segment grew 4.1% from 2014 to $212 billion in 2015, and are projected to grow to $254 billion by 2019, representing a compounded annual growth rate (“CAGR”) of 4.6%. Total sales in the fast-casual segment grew 11.3% from 2014 to $43 billion in 2015, and are projected to grow to $64 billion by 2019, representing a CAGR of 10.2%. We believe our differentiated, high-quality menu, including our extensive breakfast offerings that deliver great value all day, every day, positions us to compete successfully against both QSR and fast-casual concepts, providing us with a large addressable market.

We believe that we are well-positioned to benefit from a number of culinary and demographic trends in the United States:

Growing Breakfast Daypart: According to NPD CREST®, total morning meal dollars grew from $57 billion for the year ended September 2010 to $75 billion for the year ended September 2016, representing a CAGR of 4.6%. In addition, sales for the QSR morning meal daypart grew from $39 billion for the year ended September 2010 to $56 billion for the year ended September 2016, representing a CAGR of 6.1%. Several factors are driving growth in the breakfast daypart, including more extensive menu offerings and consumers’ desire for value, portability and convenience. Consumers’ breakfast eating habits tend to be more habitual than other meals because breakfast is part of many consumers’ morning routines.

Increasing Chicken Category: In 2015, the chicken menu category for LSRs grew 8.2% from 2014, outpacing the broader LSR category, according to Technomic.

Population Growth in Our Markets: Since 2000, population growth in our key markets has exceeded the U.S. national average. According to the U.S. Census Bureau, growth in the Georgia, North Carolina, South Carolina, Virginia and Tennessee populations from 2000 to 2016 was on average 22.1%, as compared to 14.5% population growth in the U.S. over that same period.

The “Bo Difference”

We believe the following strengths differentiate us and serve as the foundation for our continued growth:

Iconic Brand with Loyal, Cult-Like Following. Since opening our first restaurant in North Carolina in 1977, we believe we have become an iconic brand with a cult-like following by consistently delivering differentiated, craveable food. We believe our “Bo Fanatics,” which is our term for our most loyal customers, visit us multiple times per week and promote our brand through word of mouth and engagement on social media. We support our brand through high profile sponsorships of sporting events and venues, such as the Bojangles’ Southern 500, as well as endorsements from celebrities who are fans of Bojangles’. We believe our iconic brand and cult-like following have driven our 27 consecutive quarters of system-wide comparable restaurant sales growth and support our ability to grow our restaurant base in existing and new markets.

High-Quality, Craveable Food. We are committed to maintaining the integrity of our traditional, Southern food. We believe our customers crave the unique flavor of our food and the variety of our menu, which includes our signature breakfast biscuits, bone-in fried chicken, Chicken Supremes, Homestyle Chicken Tenders, sandwiches, unique fixin’s, and our Bo-Smart menu. We use high-quality ingredients prepared the old-fashioned way and do not have microwaves in our restaurants. As an example of our commitment to quality, all of our specially trained biscuit makers follow 48 steps in preparing our made-from-scratch, buttermilk biscuits, which are baked fresh every 20 minutes. We prepare eggs, sausage and cured country ham on the griddle for our breakfast menu served all day. For our unique fixin’s, we prepare our famous Dirty Rice and Cajun Pintos on the stove-top, and our Seasoned Fries are made with our special blend of seasonings. Finally, we steep our Legendary Iced Tea to ensure a rich brewed flavor that our customers crave. This commitment to offering high-quality food with unique flavor that we believe customers cannot find at other restaurants has earned us deep customer loyalty and a high frequency of visits.

Diversified Daypart Mix. We have a diversified daypart mix that supports AUVs that are among the highest in the QSR and fast-casual segments:

Our Famous Breakfast: While many of our competitors do not offer breakfast, in fiscal 2016, we generated 37% of our company restaurant revenues before 11:00 a.m., or an average of approximately $650,000 annually per company-operated restaurant. Our strong breakfast results make us a leader in an attractive daypart in the industry. Furthermore, we believe breakfast has broad customer appeal and is the most habitual daypart, which drives repeat business and customer loyalty.

Our Craveable Menu for Lunch, Snack, Dinner and After Dinner: In fiscal 2016, we generated 63% of our company restaurant revenues from 11:00 a.m. to closing, which is typically 10:00 p.m. We believe Bojangles’ menu, focused on high-quality, craveable items, is distinct in the LSR industry and provides an attractive value proposition for lunch, snack, dinner and after dinner. Our Big Bo Box, family and tailgate meals cater to group occasions and drive sales during these dayparts. Additionally, our customers can order our famous breakfast items all day, which we believe differentiates us from our peers and delivers great value at all hours.

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

Compelling Speed and Convenience: We locate our restaurants in places that are easily accessible and convenient to customers’ homes, places of work and daily commutes. We also strive to deliver our food quickly to our customers, whether in our restaurants or through our drive-thru. We believe our customers appreciate our speed and convenience, as evidenced by approximately 80% of our company restaurant revenues in fiscal 2016 generated via drive-thru and carry-out.

Attractive Price Point: Our average check was $7.08 for company-operated restaurants in fiscal 2016. We believe this average check is lower than any fast-casual and most QSR restaurant concepts.

Compelling Hybrid System that Provides Capital Efficient Growth. Our hybrid system captures the earnings power of a company-operated model with strong economics and the capital efficiency of a franchised model. As of December 25, 2016, 43% of our restaurant base was company-operated and 57% was franchised.

Company-Operated: As of December 25, 2016 we had 309 company-operated restaurants, which has grown from 196 as of the end of fiscal 2011, representing a CAGR of 9.5%. In fiscal 2016, our company-operated restaurants generated $504.7 million in revenues, which increased from $281.9 million in fiscal 2011. This sales growth contributed to our restaurant contribution increase from $44.3 million in fiscal 2011 to $94.9 million in fiscal 2016, representing a CAGR of 16.4%. With approximately 43% of the restaurant base operated by the company, we are aligned with our franchisees and take a leadership role in executing brand and operational initiatives. Our company-operated restaurants have achieved strong performance, thereby illustrating to franchisees the potential of our brand and generating significant credibility within our franchise base.

Franchised: As of December 25, 2016, our franchisees operated 407 restaurants, which has grown from 312 as of fiscal 2011, representing a CAGR of 5.5%. Royalties and franchise fees totaled $27.2 million in fiscal 2016, which increased from $18.0 million in fiscal 2011. We believe royalties and fees generated from our franchise base provide us with significant, predictable cash flow to invest in executing our strategies. Our approximately 90 franchise entities are important partners in our system-wide growth as they allow us to expand the Bojangles’ brand in new and existing markets in a capital efficient manner.

Highly Productive Restaurant Base with Strong Unit Economics. We believe our differentiated customer value proposition generates strong restaurant-level financials and attractive returns on investment. For fiscal 2016, our system-wide AUV was over $1.8 million, which we believe is among the highest in the QSR and fast-casual segments. Our new company-operated restaurant model targets strong cash flows and compelling cash-on-cash returns. Unlike some other restaurant concepts, we primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, which requires minimal upfront investment for construction and equipment costs. Our new company-operated restaurant model is based on a year one target AUV of $1.5 million, as well as restaurant-level cash flow of approximately $110,000 and average upfront cash equipment investment of approximately $85,000 for locations under build-to-suit and equipment financing leases. Given our build-to-suit and equipment financing lease strategy that minimizes our upfront cash investment, our new company-operated restaurant model delivers, on average, a less than one-year payback on cash investment for these locations, which we are able to assess once the restaurant has been open for a full twelve months. On average, we have exceeded this one-year payback on cash investment target for our new company-operated restaurants utilizing a build-to-suit and equipment financing lease strategy that were opened during fiscal years 2011-2015. We believe that our strong productivity, attractive restaurant-level financials and low cash investment provide a platform for continued profitable company growth and compelling returns on our new restaurants. See “—Construction” for more information.

Strong Management Team Driving Culture Based on People. We have a highly experienced management team with approximately 381 years of cumulative experience in the restaurant industry, as of the date hereof. Our leadership team is committed to instilling our strong culture, which is based on trust, servant leadership and total commitment in all that we do. Our values of hard work, teamwork, harmony, listening and respect underlie everything that we do, both in our interactions with each other and with customers. We view our restaurant-level employees as the true heroes of our business, working daily to deliver our high-quality food with a strong sense of pride in our brand. We believe our strong management team and commitment to a culture based on people and integrity are key drivers of our success as a differentiated restaurant concept and position us well for long-term growth.

Spreading the “Bo-Buzz”

We plan to pursue the following strategies to continue to grow our revenues and profits:

Continue to Open New Company-Operated and Franchised Restaurants. We believe we are in the early stages of our growth story. We have expanded our system-wide restaurant count from 508 restaurants as of the end of fiscal 2011 to 716 restaurants as of the end of fiscal 2016, representing a CAGR of 7.1%. In fiscal 2016, we opened 29 company-operated restaurants and 29 franchised restaurants, contributing to annual system-wide unit growth of 8.2%. Over the long term, we plan to continue growing the number of Bojangles’ system-wide restaurants by approximately 7% to 8% annually, while maintaining a similar proportion of company-operated and franchised units. Given the strength of our brand, existing restaurant base and new unit economics, we believe we can continue opening restaurants in our core North Carolina and South Carolina markets. Additionally, given the performance of our approximately 275 company-

operated and franchised restaurants in adjacent markets as of December 25, 2016, we believe there is a significant opportunity to continue to grow in our existing footprint. Based on our experience and research conducted for us by Buxton, we believe the total restaurant potential in our current footprint of eleven states is more than 1,400 locations, and across the United States we believe the total restaurant potential is more than 3,500 locations.

Drive Comparable Restaurant Sales. We have generated 27 consecutive quarters of system-wide comparable restaurant sales growth through the fourth fiscal quarter ended December 25, 2016. We plan to continue delivering comparable restaurant sales growth through the following strategies:

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

Increase Existing Customer Frequency: We are striving to increase customer frequency by providing “Bo-Size Service,” a service experience and environment that “compliments” the quality of our food and models our culture. We expect to accomplish this by enhancing customer engagement, while also improving throughput, order execution and quality. Additionally, in early fiscal 2014 we began implementing a customer experience measurement system, which provides us with real-time feedback and customers’ insights to enhance our service experience. Recently, we also announced that we will be strategically adding labor initiatives, such as table service and more full-time versus part-time team members, where we believe it will significantly enhance the customer service experience over time. We believe that always striving for excellent customer service will create an experience and environment that will support increased existing customer visits.

Continue to Grow Dayparts: We believe we have an opportunity to complement our strong breakfast daypart with our lunch, snack, dinner and after dinner dayparts. We expect to drive growth across these dayparts through optimized labor and management allocation, enhanced menu offerings, innovative merchandising and marketing campaigns, such as our Big Bo Box packaging and Tailgate Everything campaign, which have successfully driven growth in our post-breakfast dayparts over time. We plan to continue introducing and marketing limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings.

Leverage Technology. We are investing in new technology, such as our new point-of-sale system, XPIENT, which will allow us to enhance efficiency and throughput in our restaurants. Currently, XPIENT has been installed in all of our company-operated restaurants. Additionally, we are working on several other key initiatives, including mobile payment, online ordering and a customer loyalty program, which we believe will improve our customer experience, capture large group ordering and increase transactions.

Continue to Enhance Profitability. We focus on expanding our profitability over the long term while also investing in personnel, technology and infrastructure to support our future growth. We will seek to further enhance our long-term margins by maintaining fiscal discipline and leveraging fixed costs. We constantly focus on restaurant-level operations, including cost controls, while ensuring that we do not sacrifice the quality and service for which we are known. Additionally, as our restaurant base grows, we believe we will be able to leverage support costs over the long term as general and administrative expenses grow at a slower rate than our revenues.

Our Food

Our Menu

Our core menu is centered on “chicken ’n biscuits” and has remained largely unchanged since 1977. We believe we offer craveable, Southern-inspired food with unique flavor that customers cannot find at other restaurants. We prepare our food using high-quality ingredients with many of our items made-from-scratch, and we do not permit microwave ovens in any of our restaurants, ever. Our menu includes our famous, made-from-scratch, buttermilk biscuits baked fresh every 20 minutes; our fresh, never-frozen bone-in fried chicken; our unique fixin’s; our Bo-Smart menu featuring items such as salads, grilled chicken sandwiches, roasted chicken bites and fat-free green beans; our freshly baked and delicious sweets menu; and our Legendary Iced Tea. Our goal is that every menu item at Bojangles’ has a unique or special flavor that differentiates our restaurants and our brand.

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

Breakfast

We are especially known for our breakfast offering, which is served all day, every day. Each morning, our specially trained and certified biscuit makers begin preparing our made-from-scratch biscuits, which are made using fresh buttermilk and flour. Biscuit sandwiches are typically made-to-order with combinations of chicken, ham, sausage, cheese, eggs, gravy and other fillings. Our Cajun Filet Biscuit is our most popular biscuit sandwich, featuring our marinated chicken filet with special Cajun-inspired seasonings. For our ham biscuits, we use dry-cured country ham that is rubbed with salt, sugar and other ingredients and then cured for 90 days and our steak biscuits are made with breaded chopped steak. We also offer limited-time-only biscuit sandwiches utilizing the same made-from-scratch biscuit platform, including our grilled pork chop biscuit. To complement our biscuits, many customers choose our Bo-Tato Rounds, which are mini seasoned hash browns fried to a golden brown, and our Bo’Town Roasters coffee.

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

2-Piece Dinner	Fixin’s	Chicken Supremes	20-Piece Tailgate

Our menu also features salads, sandwiches and our whole meat Roasted Chicken Bites. For our sandwiches, our customers can order grilled chicken or a Cajun Filet on a toasted bun. Our sandwiches are served with crisp lettuce and fresh tomato, with the option of adding hickory smoked bacon and sharp American cheese. We offer three salads, made fresh daily and featuring a mix of crisp romaine and iceberg lettuce, red cabbage, grated carrots, sliced cucumber, grape tomatoes and Monterey jack and cheddar cheese. Our customers can also add our seasoned, grilled chicken breast filet and boneless whole breast tenderloin filets to our salads for a delicious and satisfying meal.

Grilled Chicken Sandwich	Chicken Supremes Salad	Grilled Chicken Salad	Roasted Chicken Bites

In addition, we serve a selection of sweets including our customers’ favorite Bo-Berry Biscuit, which is a made-from-scratch sweet biscuit, freshly baked and topped with delicious icing. We also offer our cinnamon biscuit and our signature sweet potato pie.

Bo-Berry Biscuit	Cinnamon Biscuit	Sweet Potato Pie

Overall, we believe our differentiated menu of high-quality, hand-crafted food represents a great value with an average check of only $7.08 for company-operated restaurants in fiscal 2016.

Restaurant Design

Our typical full-size restaurant is a modern, free-standing building which is approximately 3,900 square feet in size and can seat approximately 70 customers. Our restaurant locations are typically free-standing urban or suburban locations, and are located on approximately one acre of land and include a drive-thru window and approximately 45 parking spaces. Our restaurants are characterized by a unique exterior and interior design, color schemes, and layout, including specially designed decor and furnishings. The exterior of our current restaurant design is characterized by orange mansard roofs, tall brick towers and stucco arches. Restaurant interiors incorporate modern designs and rich colors in an effort to provide a clean and inviting environment and fun, family-friendly atmosphere.

Recently, we unveiled our new restaurant design, which we believe will enhance our brand and unit growth opportunity. We opened our first “Bojangles’ of the Future” location in Greenville, South Carolina during the first fiscal quarter of 2017. Also during the first fiscal quarter of 2017, we began construction on our second “Bojangles’ of the Future” location, which will be in Charlotte, North Carolina. In addition, we have approved other locations on which we expect to utilize our “Bojangles’ of the Future” design during fiscal 2017. During fiscal 2016, we completed the initial phase of our “Bojangles’ of the Future” project, which included a complete review of the interior and exterior design of our restaurants, as well as what elements could potentially be incorporated into future restaurant remodels. Our new restaurant design features a distinctive, contemporary exterior that combines sophisticated materials like brick and tile, as well as steel canopies. Soft lighting and landscaped planters alongside the building and in the drive-thru lane are designed to provide the restaurant with a warm, welcoming feel. The new restaurant interior will center on the star of the Bojangles’ menu—our made-from-scratch biscuits. Upon entering the restaurant and proceeding to the counter, guests will be able to view our new “Biscuit Theater” where they can watch biscuits being made fresh every 20 minutes by a Bojangles’ Master Biscuit Maker. The dining room will also get a refresh with wireless internet, multi-device electrical charging stations, unique high-top community tables and a variety of seating options to accommodate different sized groups. Although we have not yet determined if the “Bojangles’ of the Future” will become our system-wide new unit standard, certain of these design features are being incorporated into current construction projects. We believe our “Kitchen of the Future” redesign, which is now a new unit standard for our company-operated full-size restaurants, will support greater efficiency, better throughput and increased transactions.

In addition to the new construction “Bojangles’ of the Future” restaurants, we have also selected three company-operated restaurants in Charlotte, North Carolina to be remodeled with many of the design elements in the “Bojangles’ of the Future” prototype.

In addition to our standard restaurants, we have 38 Bojangles’ Express locations as of December 25, 2016, which are restaurants located in or attached to another business or other structures such as shopping malls, food courts, travel plazas, grocery stores, college campuses, airports, military bases or convention centers or sports arenas, that may be as small as 800 square feet and as large as 3,800 square feet. Bojangles’ Express locations may be part of a larger structure or complex, and also includes “drive-thru only” restaurants.

Site Selection and Expansion

New Restaurant Development

We believe our restaurant model is designed to generate compelling cash flow, restaurant-level financial results and returns on invested capital, which we believe provide us with an attractive foundation for expansion. In fiscal 2013, we opened 18 company-operated and 28 franchised restaurants, in fiscal 2014, we opened 24 company-operated and 28 franchised restaurants, in fiscal 2015, we opened 29 company-operated and 34 franchised restaurants and in fiscal 2016, we opened 29 company-operated and 29 franchised restaurants, contributing to annual system-wide unit growth of 7.8% in fiscal 2014, 6.4% in fiscal 2015 and 8.2% in fiscal 2016. Over the long term, we plan to grow the number of Bojangles’ system-wide restaurants by approximately 7% to 8% annually.

Strategic Growth Plan

Our strategic plan targets opening both company-operated and franchised restaurant units, increasing comparable restaurant sales and growing AUVs. This integrated strategy seeks to expand our market share by further penetrating existing markets and growing into primarily contiguous new markets, leveraging our brand awareness. Our expansion into new markets typically follows a pattern over the long term of increasing AUVs as more consumers “discover” Bojangles’ and become loyal to our brand and food. Increasing restaurant penetration and leveraging our broader marketing programs drive the “conversion” of customers in new markets. As we penetrate existing markets and enhance our market share, more marketing dollars are available and we are able to increase our marketing spending through the use of various media types, benefiting both new and existing restaurants. When a marketing region reaches a specified level of penetration, the region is elevated to a new marketing threshold which allows for higher impact advertising and drives traffic across the region. We experience significantly higher AUVs in Designated Market Areas (“DMAs”) where our restaurant density is high enough to support elevated marketing spending. Our growth strategy is to continue opening restaurants in DMAs where we have higher unit penetration. In addition, we plan to open restaurants in DMAs where we have lower unit penetration so that we can achieve the unit density required to benefit from pooled marketing dollars and increased customer awareness.

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

Construction

On average, it takes approximately one year from identification of a specific site to the opening of a new restaurant, which includes approximately five to six months of due diligence review of the site and three to four months of construction time. Our new restaurants are typically ground-up prototypes but may include conversions. We estimate the land, building and equipment of a new company-operated restaurant requires an average investment of approximately $2.4 million, including approximately $0.7 million for land, approximately $1.4 million for the building construction, which includes the building and site and soft costs, and approximately $0.3 million for equipment. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. Each new restaurant under a build-to-suit development and equipment financing lease typically requires an upfront cash equipment investment of approximately $85,000, and we target a year one cash-on-cash return of approximately 129% for our new restaurants utilizing build-to-suit development and an equipment financing lease. While we primarily utilize a build-to-suit development strategy, our new restaurant strategy may change over time. We expect our average investment for new company-operated restaurants to increase related to our “Bojangles’ of the Future” project. In addition, if our “Bojangles’ of the Future” project is successful, we may undertake more remodels than in previous years, which we expect will increase our total and average investment for remodels as we incorporate the new design elements.

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

We utilize tools such as our Bo-Sat Monitor guest survey program, which is powered by the Service Management Group, to capture and measure customer feedback. During fiscal 2016, we completed the rollout of our Bo-Sat Monitor program to our franchise community, which allowed the entire Bojangles’ system to operate under the same program. We believe this industry standard yields valuable data that is informing decisions across the organization, and transforming the way some things are done. As a result of knowledge gained with this effort, we believe we can now dig much deeper into customer service opportunities and potentially elevate the Bojangles’ experience even higher for all our customers.

Recently, we also announced that we will be strategically adding labor initiatives, such as table service and more full-time versus part-time team members, where we believe it will significantly enhance the customer service experience over time.

Quality, Food Safety and Handling Procedures

We and our franchisees are focused on maintaining high food quality and food safety in each restaurant through the careful training and supervision of personnel and by following rigorous quality and cleanliness standards that have been established. Standards for food preparation and cleaning procedures are defined, monitored and maintained by our Operations and Training Departments. In company-operated restaurants, we utilize third-party inspectors to regularly monitor restaurant performance through food safety audits. In addition, we expect to expand this program to our franchised restaurants beginning in fiscal 2017. As part of our food quality assurance program, we have processes in place to monitor, as well as inspect and evaluate production runs of our products to ensure they meet specifications mutually agreed upon with our suppliers.

Managers and Team Members

Each restaurant operates with five distinct dayparts (breakfast, lunch, snack, dinner and after dinner) and a staff of approximately 30 to 35 team members led by the unit director, assistant unit directors, and shift managers. Quality is constantly monitored by area directors at company-operated restaurants and by franchise business consultants (“FBCs”) at franchised restaurants.

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

We are diligent in our team member selection processes, only hiring approximately 10% of those who began the application process in fiscal 2016. We aim to staff our restaurants with team members that are friendly, customer-focused, driven to provide high-quality food, and who are also a good fit for our culture. As of December 25, 2016, our team member base was comprised of approximately 9,850 restaurant employees and approximately 250 support center personnel.

The heart of our business is our people and we encourage them to possess a strong sense of pride in their jobs and to excel by participating in competitions that test and reward high performing restaurants and team members. Our ShowBo competition focuses on rewarding and recognizing the best team and involves unannounced visits to evaluate each restaurant on service, quality and cleanliness.

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

Franchise Program

Overview

We use a franchising strategy to increase new restaurant growth, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 25, 2016, we had approximately 90 franchise entities that operated 407 restaurants. Our franchisees range in size from single-restaurant operators to the largest franchisee, which operated 64 restaurants as of December 25, 2016. Our existing franchise base consists of many successful, longstanding restaurant operators, 52 of which operate multiple restaurants. As of December 25, 2016, our franchisees operated restaurants in 36 DMAs. Of our franchised restaurants, 371 were owned and operated by franchisees that have been with us for more than five years, some of which have developed franchised restaurants as part of multi-unit, multi-year development agreements. In addition, many of our existing franchisees continue to develop restaurants without development agreements. We also support our growth by attracting highly qualified and experienced new franchisees. We will continue to recruit new franchisees who we believe are capable of successful multi-unit development. We believe the revenues generated from our franchise base, including royalty revenues, have historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants.

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

Franchise Owner Support

We value our franchisee relationships and provide strong support for their operations and growth initiatives to produce sustainable, long-term success. Our restaurant development team provides consultation regarding site selection and approval processes and our franchise operating team provides consultation in all aspects of operations and preopening preparation. We also have all-star teams to provide assistance for the first two units a franchisee opens. Additionally, we conduct a mandatory management training program, requiring that for at least the first restaurant, a minimum of five of each franchisee’s operating managers successfully complete a five to seven-week training program prior to opening. The program consists of hands-on training in the operation and management of the restaurant and is conducted by a training manager who has been certified by us. Instructional materials for the initial training include our operations manual, wall charts, job aids, product build charts, ServSafe (food safety) book, videos and other materials we may create from time to time. For the second and subsequent restaurants, franchisees have the option of training their own managers or using our training program without payment of additional fees.

We also offer support well beyond restaurant opening. We provide ongoing leadership and assistance to the franchisee network through our FBCs who maintain an open dialogue with franchisees on brand initiatives through webinars and quarterly market meetings, and help franchisees to evaluate sales growth and cost initiatives. By continuing to support our franchise network and monitoring local performance, our FBCs help protect our brand. Additionally, we communicate with franchisees on at least a monthly basis, and senior company representatives meet quarterly with our franchise advisory council to discuss system-wide initiatives, share ideas and resolve issues. In addition, we provide local marketing consultation and support, and prepare marketing materials for use by all franchisees in various media including television and radio through the Bojangles’ marketing development fund.

Marketing and Advertising

We use multiple marketing channels, including television, radio, print advertising, billboard advertising, internet and social media and loyalty programs to broadly drive brand awareness and traffic to our restaurants. We advertise on local network and cable television in our primary markets, and utilize heavier cable schedules for some of our less developed markets. During fiscal 2016, we and our franchisees were active in television advertising, including cable placement, in approximately 26 DMAs of the 36 DMAs in which our system has restaurants, and we expect to add television advertising in additional DMAs in the future. During fiscal 2016, we and our franchisees utilized radio advertising in approximately 20 radio metro areas. We also sponsor arenas, race tracks, broadcast and sporting events including the Bojangles’ Coliseum in Charlotte, North Carolina, the Carolina Panthers National Football League team, the Charlotte Hornets National Basketball Association team, the Fox Sports South-Atlanta Braves Television Network, the Atlantic Coast Conference basketball and football and other events and venues. In addition, we are active in various charity and goodwill events and activities, including in-restaurant fundraising, auctions and events for the Muscular Dystrophy Association, Toys for Tots and St. Jude’s Children’s Hospital. We engage in one on one conversations with our consumers using social media platforms such as Facebook, YouTube, Instagram and Twitter. We also use social media as a research and customer service tool, and apply insight we gain to future marketing efforts.

We promote our restaurants and food through our “It’s Bo Time” advertising campaign, which has become synonymous with our brand. The campaign aims to deliver our message that our products are craveable and that Bojangles’ is a warm and friendly place to be. All domestic franchisees and the company contribute to the marketing development fund for the development of marketing materials for use in various media, including radio and television commercials, promotions and sponsorships, marketing research as well as the cost of administration of the marketing development fund. The company administers and may require franchisees’ participation in advertising co-operatives with other franchisees and the company to increase advertising levels based in pooled media advertising.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We regularly inspect vendors to ensure that products purchased conform to our standards and that prices offered are competitive. Our Quality Assurance Department works with our suppliers to obtain third-party audits. We negotiate terms, conditions and pricing directly with all suppliers of food and packaging. We contract with our foodservice distributor for the distribution of all of our food and most of our supplies delivered to our restaurants, excluding bone-in chicken for some of our restaurants as of the end of fiscal 2016.

In September 2015, we entered into a Master Distribution Agreement with McLane Foodservice, Inc. (“McLane”), pursuant to which McLane was appointed as an approved distributor for substantially all of the items used in our stores. We transitioned to McLane from our prior approved distributor during the first fiscal quarter of 2016. Our agreement with McLane extends through March 31, 2023 and generally restricts us from using alternative distributors for most products. McLane delivers frozen, refrigerated and dry products, as well as most of our restaurant supplies, to most of our restaurants at least two times per week. We contract with four primary suppliers for our bone-in chicken which is supplied to us by various distributors, including McLane. Our agreement with McLane allows for us to transition the bone-in chicken distribution through McLane. A portion of our restaurants completed the transition to bone-in chicken distribution through McLane during fiscal 2016, with the remaining company-operated restaurants expected to transition during fiscal 2017. These bone-in chicken distributors typically deliver to most of our company-operated restaurants at least two times per week. Our franchisees are required to use an approved distributor and approved manufacturers for the purchase of their food and supplies. Franchisees can elect to transition to bone-in chicken distribution through McLane or, if quality standards can be met, continue to receive deliveries from other approved chicken distributors.

In our normal course of business, we evaluate bids from multiple suppliers for various products. Poultry and other proteins are our largest product cost items and represented approximately 45% of company-operated food and supplies costs in fiscal 2016. Fluctuations in supply and prices can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating directly with multiple suppliers, purchasing from suppliers with what we believe are the most favorable terms given existing market conditions.

Intellectual Property

We have registered Bojangles® and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office. The Bojangles® trademark is also registered in some form in approximately 25 foreign countries. Our current brand campaign tag line, It’s Bo Time®, has also been registered with the United States Patent and Trademark Office. We also have registered the configuration of our Big Bo Box as a trademark, and we continue to expand the family of Bojangles’ related trademarks. In addition, the Bojangles’ logo, website name and address and Facebook and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where permitted and where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks. We or our suppliers maintain the seasonings and additives for our chicken and biscuits, and our other products, as well as certain standards, specifications and operating procedures, as trade secrets or confidential information.

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

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, exempt versus non-exempt, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the minimum wage and/or changes in exempt versus non-exempt status will increase labor costs. In addition, the Patient Protection and Affordable Care Act of 2010 (“PPACA”) increased medical costs beginning in fiscal 2015 and we expect further increases in subsequent years. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our restaurants to make reasonable accommodations for disabled persons.

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors.”

Management Information Systems

All of our company-operated restaurants use computerized point-of-sale and back office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and integrated, high speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data from company-operated restaurants, which generates information about product mix and daily sales that we actively analyze. During fiscal 2015, we completed migrating our company-operated restaurants to a new point-of-sale system and during the post-transition there may be a period of time during which the transactional data for the restaurants that migrated to the new point-of-sale system is in a format that is not easily usable for analytical purposes.

Our in-restaurant back office computer system is designed to assist in the management of our restaurants and provide labor and food cost management tools. The system also provides our support center and restaurant operations management quick access to detailed business data and reduces the time our restaurant managers spend on administrative needs. The system also provides sales, bank deposit and variance data to our finance department on a daily basis. For company-operated restaurants, we use this data to generate daily, weekly and/or period reports regarding sales and other key measures. The XPIENT point-of-sale and back office systems are available for use in franchised restaurants, but there are other systems currently in use and otherwise available that may be used by franchisees.

Additionally, we are working on several other key initiatives, including mobile payment, online ordering and a customer loyalty program, which we believe will improve our customer experience, capture large group ordering and increase transactions.

Geographic Footprint

As of December 25, 2016, we had 309 domestic company-operated restaurants and 404 domestic franchised restaurants located in eleven states, including North Carolina, South Carolina, Georgia, Virginia, Tennessee, Alabama, Maryland, Florida, Kentucky, West Virginia and Pennsylvania, and the District of Columbia. In addition, we currently have three international franchised restaurants in Roatan Island, Honduras. International stores represented less than 1% of our revenues in each of fiscal 2016, fiscal 2015 and fiscal 2014.

Employees

As of December 25, 2016, we had approximately 10,100 employees, of whom approximately 9,850 were restaurant employees and approximately 250 were support center personnel. None of our employees are part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

Seasonality

Seasonal factors cause our revenues to fluctuate from fiscal quarter to fiscal quarter. Our revenues per restaurant are typically lower in the first fiscal quarter. As a result, our quarterly and annual operating results and key performance indicators may fluctuate significantly.

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

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations and cash flow. There can be no assurance that consumers will continue to regard Southern-inspired, chicken-based or fried food favorably or that we will be able to develop new menu items that appeal to consumer preferences. Also, changes in consumer shopping habits, such as increased utilization of online retailers, could reduce traffic and transactions in our restaurants and negatively impact our business. Our business, financial condition and results of operations depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is currently under heightened legal and legislative scrutiny related to menu labeling and resulting from the perception that the practices of restaurant companies have contributed to nutritional, caloric intake, obesity or other health concerns of their guests. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers and our revenues may decline.

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy will be through opening restaurants and operating those restaurants on a profitable basis. We opened 24 company-operated restaurants in fiscal 2014, opened 29 company-operated restaurants in fiscal 2015 and opened 29 company-operated restaurants in fiscal 2016. Our franchisees opened 28 franchise operated restaurants in fiscal 2014, opened 34 franchise operated restaurants in fiscal 2015 and opened 29 franchise operated restaurants in fiscal 2016. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

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

New restaurants, once opened, may not be profitable or may close, and historical average restaurant revenues and comparable restaurant sales may not be indicative of future results.

Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenues and comparable restaurant sales may not increase at historical rates. We may also not be successful in our new restaurant design for new restaurants and remodels of our existing restaurants in connection with our “Bojangles’ of the Future” project. Our ability to operate new restaurants profitably and increase average restaurant revenues and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;

•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;

•	consumption patterns and food preferences that may differ from region to region;

•	changes in consumer preferences and discretionary spending;

•	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;

•	increases in prices for commodities, including chicken and other proteins;

•	inefficiency in our labor costs as the staff gains experience;

•	competition, either from our competitors in the restaurant industry or our own restaurants;

•	temporary and permanent site characteristics of new restaurants;

•	changes in government regulation;

•	increased remodeling projects and associated costs, construction costs, cash capital expenditures, operating costs, depreciation and amortization expenses, and general and administrative expenses associated with our “Bojangles’ of the Future” and technology projects; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned or close, our business and future prospects could be harmed. In addition, an inability to achieve our expected average restaurant revenues could have a material adverse effect on our business, financial condition and results of operations.

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

Our marketing programs may not be successful, and our new menu items, advertising campaigns, technology initiatives and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. We are also working on several other key technology initiatives, including mobile payment, online ordering and a customer loyalty program, which we believe will improve our customer experience, capture large group ordering and increase transactions. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. In addition, if we choose higher price points for promotional items, do less targeted discounting or increase our prices too much, our sales could be negatively impacted, which could have a material adverse effect on our results of operations and financial condition.

Further, if we are successful with the implementation of our technology initiatives related to mobile payment, online ordering and customer loyalty program, we may be required to introduce new in-store procedures and tools in order to execute operationally, which could include adding new roles and resources. Any changes to our restaurant operations associated with our technology initiatives could result in additional restaurant operating expenses and could negatively impact our results of operations.

Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives such as additional discounting or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items, technology initiatives and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Changes in food and supplies costs, especially for chicken, could adversely affect our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supplies costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls and government regulations. Although our overall food and supplies costs as a percentage of company restaurant revenues decreased during fiscal 2016, the costs of many basic foods for humans and animals, including wheat and cooking oil, have increased markedly in recent years, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken (especially limited service restaurant-sized chickens) and pork. Food prices for a number of our key ingredients escalated markedly at various points in fiscal 2014, fiscal 2015 and fiscal 2016. As a result of such pricing pressures, we have experienced, and expect to continue to experience, significant increases in the costs of certain ingredients for items on our menu. In addition, due to the avian flu the cost of our eggs and seasoned fried turkeys were significantly higher in recent years. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Any increase in the prices of the ingredients most critical to our menu, such as chicken, pork, dairy and wheat, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic, business and comparable restaurant sales during the shortage and thereafter. We have implemented menu price increases in the past to significantly offset the higher prices of food and supplies costs. We may not be able to offset all or any portion of increased food and supplies costs through higher menu prices in the future. If we or our franchisees implement further menu price increases in the future to protect our margins, restaurant traffic could be materially adversely affected, at both company-operated and franchised restaurants.

Our principal food product is chicken. In fiscal 2014, fiscal 2015 and fiscal 2016, the cost of chicken and other proteins included in our product cost was approximately 44%, 46% and 45%, respectively, of our food and supplies costs from company-operated restaurants. Material increases in the cost of chicken and other proteins could materially adversely affect our business, operating results and financial condition. Changes in the cost and availability of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, greater international demand for domestic chicken products, decreased numbers of size and choice chickens, especially limited service restaurant-sized chickens, increased costs for larger-sized chickens, which must be purchased if we are unable to purchase sufficient quantities of limited service restaurant-sized chickens, and increased transportation costs.

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

The food service industry, and particularly its quick-service and fast-casual segments, is intensely competitive. In addition, the Southeastern United States, the primary market in which we compete, consists of what we believe to be the most competitive Southern-inspired quick-service and fast-casual market in the United States. We expect competition in this market and each of our other markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthier menu items made with better quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast-casual restaurants in new and existing markets, we could lose customers and our revenues could decline. Our company-operated and franchised restaurants compete with national and regional quick-service and fast-casual restaurant chains for customers, restaurant locations and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our restaurants are located or are planned to be located. In addition, competition has increased in the breakfast market as more competitors have entered the breakfast market or expanded their breakfast menu to be served all day, which may negatively impact our sales. Also, certain of our competitors have increased discounting and others have expanded their online ordering and delivery options, both of which may negatively impact our sales. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

The financial performance of our franchisees can negatively impact our business.

As 57% of our restaurants are franchised as of December 25, 2016, our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing development fund and co-op advertising funds, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Bojangles’ restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. We also anticipate that we and our franchisees have been and will be financially impacted by the implementation of, and any potential changes to, the health care reform legislation and labor regulations. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 25, 2016, our top three franchisees operated 156 of our franchised restaurants and accounted for approximately 44% of our royalty revenues in both fiscal 2016 and fiscal 2015. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing development fund and co-op advertising funds and other fees. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, negatively impact our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, as of December 25, 2016, we sublease certain restaurants and equipment to six franchisees which comprise ten restaurants and lease land, building and equipment we own to one of our franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, we would be financially obligated under a master lease and could be adversely affected.

Our system-wide restaurant base is geographically concentrated in the Southeastern United States, and we could be negatively affected by conditions specific to that region.

Our company-operated and franchised restaurants in the Southeastern United States represent approximately 99% of our system-wide restaurants as of December 25, 2016. Our company-operated and franchised restaurants in North Carolina and South Carolina represent approximately 61% of our system-wide restaurants as of December 25, 2016. Approximately 70% of our company-operated restaurants are located in North Carolina and South Carolina as of December 25, 2016. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Southeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in North Carolina and South Carolina, where we have significant concentration with over 435 of our system restaurants, which could result in reduced market share for us and may adversely impact our profitability.

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

Except for a portion of our fresh chicken, we rely on one company to distribute substantially all of our food and supplies to company-operated and franchised restaurants. We also rely on a limited number of companies, and, in some cases, a sole company, to supply certain products, supplies and ingredients to our distributor. Failure to receive timely deliveries of food or other supplies could result in a loss of revenues and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products, including chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry or pork diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. Certain menu items and ingredients are provided to us and our franchisees by single suppliers for various proteins and a single supplier for spices. We have limited rights to access the exclusive formulas used for us by one of the single-source suppliers. In September 2015, we entered into a Master Distribution Agreement with McLane, pursuant to which McLane was appointed as an approved distributor for substantially all of the food and supplies used in our company-operated and franchised stores, including buttermilk. We transitioned to McLane from our prior approved distributor during the first fiscal quarter of 2016. Our agreement with McLane also allows for us to transition the bone-in chicken distribution through McLane. A portion of our restaurants completed the transition to bone-in chicken distribution through McLane during fiscal 2016, with the remaining company-operated restaurants expected to transition during fiscal 2017. If McLane or our fresh chicken suppliers fail to perform as anticipated or seek to terminate agreements with us or our franchisees, or if there is any disruption in any of our supply or distribution relationships for any other reason, we or our franchisees could be forced to temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage. In such event, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

The total debt outstanding under our credit facility and capital lease obligations at December 25, 2016 was $187.3 million and we had no borrowings outstanding under our revolving credit facility. Our indebtedness could have significant effects on our business, such as:

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

As of December 25, 2016, we have three interest rate swap contracts with one of our lenders under our current credit agreement to exchange our variable interest rate payment commitments for fixed interest rate payments on our term loans. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay a fixed interest rate of 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a second interest rate swap contract with a notional amount of $25.0 million, an effective date of May 31, 2013 and a termination date of May 31, 2017, under which we pay a fixed interest rate of 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into a third interest rate swap contract with a notional amount of $50.0 million, an effective date of October 30, 2015 and a termination date of October 31,

2019, under which we pay a fixed interest rate of 1.115% and receive the one-month LIBOR rate. Early termination of these interest rate swap contracts may result in payments by us and expiration of these swaps without replacement may result in increased interest payments by us, which could have a material adverse effect on our results of operations and cash flow.

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

We rely upon the accumulated knowledge, skills and experience of our executive officers. Our executive officers have cumulative experience of more than 27 years with us and over 88 years in the food service industry. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

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

We are also subject in the ordinary course of business to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws, including a current lawsuit seeking class action status against us regarding overtime and exempt versus non-exempt status. Such claims could also be asserted against us by employees of our franchisees. Moreover, claims asserted against franchisees may at times be made against us as a franchisor. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, brand image, employee recruitment, financial condition, operating results or cash flows.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated or locally-mandated minimum wages may be raised in the future. As of the date hereof, 29 states and the District of Columbia have set a minimum wage level higher than the federal minimum wage. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. If menu prices are increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect transactions which could lower sales and thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas, and in fiscal 2016 some of our stores experienced increased competition for qualified employees and were required to pay higher wages to hire employees. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Our turnover increased in both fiscal 2015 and fiscal 2016 at company-operated restaurants. Our and our franchisees’ ability to recruit and retain employees may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

During fiscal 2016, the Department of Labor (“DOL”) enacted regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016. Although the December 1, 2016 effective date was delayed, we increased the salaries of certain of our team members, and if the regulations are ultimately implemented, we expect the overtime rules and/or changes in exempt versus non-exempt status will result in additional increases in labor costs for us and/or our franchisees.

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

The PPACA requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or pay a monthly per-employee fee or penalty for non-compliance beginning in fiscal 2015. The PPACA increased our costs in providing health insurance for our employees beginning in fiscal 2015, and we expect additional increases in future years. We expect that increases in the penalty for non-compliance with the individual mandate will result in more employees enrolling in the health insurance offered by us and our costs in providing health insurance will increase.

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

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to, as of May 5, 2017, require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to, as of May 5, 2017, provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the United States Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

Advent International Corporation (“Advent”) indirectly beneficially owns approximately 52% of our outstanding common stock outstanding as of December 25, 2016. As a result, Advent indirectly beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

Advent engages in a range of investing activities, including investments in restaurants and other consumer-related companies in particular. In the ordinary course of its business activities, Advent may engage in activities where its interests conflict with our interests or those of our other stockholders. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent in certain corporate opportunities. Accordingly, the interests of Advent may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Advent may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to our stockholders, such as debt financed acquisitions.

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

If we are unable to regain and maintain compliance with the requirements for continued listing on the NASDAQ Global Select Market, our common stock may be delisted and the price of our common stock could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Global Select Market. We must satisfy NASDAQ’s continued listing requirements or risk delisting, which would have a material adverse effect on our business. On November 23, 2016, we were notified that Robert Alderson, a member of our board of directors, had passed away. Mr. Alderson was also a member of the audit committee of our board of directors and, as a result of his passing, we are not in compliance with Rule 5605(c)(2)(A) of the NASDAQ, which requires that we maintain an audit committee composed of at least three independent directors. Our board of directors is actively seeking to recruit a director to fill the vacancies on the board of directors and the audit committee resulting from Mr. Alderson’s passing and expects to regain compliance with Rule 5605(c)(2)(A) before the end of the cure period for such non-compliance as provided for by the listing rules of NASDAQ. However, there can be no assurance that we will be able to regain compliance with NASDAQ’s listing requirements. A delisting of our common stock from the NASDAQ Global Select Market could materially reduce the liquidity of our common stock, resulting in a corresponding material reduction in the price of our common stock, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the listing requirements of NASDAQ, and other applicable securities rules and regulations. These rules and regulations have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly, particularly after we cease to be an “emerging growth company” as defined in the JOBS Act. For example, these rules and regulations could make it more difficult and more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management and other personnel devote a substantial amount of time to these compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In fiscal 2015, we hired additional employees to comply with these requirements. Despite the increase in headcount, we will need to hire more employees in the future, which will further increase our costs and expenses.

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

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations by independent auditors regarding the effectiveness of internal controls. We currently qualify as an emerging growth company, and thus, we are exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable NASDAQ requirements, among other items. Establishing these internal controls have been and will continue to be costly and may divert management’s attention.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect our business, financial condition, results of operations and stock price.

The market price and trading volume of our common stock has been and may be volatile, which could result in rapid and substantial losses for our stockholders, and you may lose all or part of your investment.

Prior to our IPO, there had been no public market for our common stock. Shares of our common stock were sold in our IPO in May 2015 at a price of $19.00 per share. During fiscal year 2015, our common stock traded as high as $28.45 and as low as $14.70. During fiscal year 2016, our common stock traded as high as $20.15 and as low as $13.39. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

As of December 25, 2016, we had 36,547,434 shares of common stock outstanding. Of our issued and outstanding shares, all common stock is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 52% of our outstanding common stock as of December 25, 2016 is beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

As of December 25, 2016, we had an aggregate of 105,596,164 shares of common stock authorized but unissued and not reserved for issuance under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”). We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the Amended 2011 Plan, the exercise of outstanding stock options, or otherwise, would dilute the percentage ownership held investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 25, 2016, we had 309 domestic company-operated restaurants and 404 domestic franchised restaurants located in eleven states, including North Carolina, South Carolina, Georgia, Tennessee, Virginia, Alabama, Kentucky, Maryland, Florida, West Virginia and Pennsylvania, and the District of Columbia. In addition, we currently have three international franchised restaurants in Roatan Island, Honduras.

Our Footprint As of December 25, 2016

As of December 25, 2016, company-operated, franchised and total restaurants by jurisdiction are:

State	Company- Operated	Franchised	Total
North Carolina	150	153	303
South Carolina	67	68	135
Georgia	29	62	91
Tennessee	37	30	67
Virginia	—	61	61
Alabama	17	16	33
Kentucky	4	4	8
Maryland	5	—	5
Florida	—	4	4
West Virginia	—	4	4
Pennsylvania	—	1	1
Washington DC	—	1	1

Domestic Total:	309	404	713

Honduras	—	3	3

International Total:	—	3	3

Total:	309	407	716

For a majority of our company-operated restaurants, we lease both the building and the land on which the restaurant is built. For certain company-operated restaurants we lease only the land on which the restaurant is built. In addition, for two of our company-operated restaurants, we own both the building and the land on which the restaurant is built.

Our leases typically have terms of 15 years, with three renewal terms of five years each. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenues above specified levels. Our leases are “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs. In addition, we lease our executive offices, consisting of approximately 45,000 square feet in Charlotte, North Carolina, for a term expiring in 2022. We believe our executive offices are suitable for near-term expansion plans and we have added, and will continue to add, additional square footage on an as-needed basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the ticker symbol “BOJA” since May 8, 2015. We did not have any shares of common stock outstanding prior to our IPO. The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock on the NASDAQ Global Select Market:

	High	Low
Fourth Fiscal Quarter (September 26, 2015 – December 25, 2016)	$20.15	$14.55

Third Fiscal Quarter (June 27, 2015 – September 25, 2016)	$18.50	$15.29

Second Fiscal Quarter (March 28, 2016 – June 26, 2016)	$19.00	$16.08

First Fiscal Quarter (December 28, 2015 – March 27, 2016)	$18.90	$13.39

	High	Low
Fourth Fiscal Quarter (September 28, 2015 – December 27, 2015)	$19.75	$14.70

Third Fiscal Quarter (June 29, 2015 – September 27, 2015)	$25.55	$17.41

Second Fiscal Quarter (May 8, 2015 – June 28, 2015)	$28.45	$22.41

Holders

As of March 1, 2017, there were approximately 15 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from May 8, 2015 (using the price of which our shares of common stock were initially sold to the public) to December 25, 2016 to that of the total return of the NASDAQ Composite and the S&P Composite 1500 Restaurants Index. The comparison assumes $100 was invested in our common stock on May 8, 2015 and in each of the forgoing indices on May 8, 2015 and assumes the reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information contained in the performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

	5/8/2015	6/28/2015	9/27/2015	12/27/2015	3/27/2016	6/26/2016	9/25/2016	12/25/2016
Bojangles’, Inc.	$100.00	$123.74	$92.37	$81.89	$85.63	$90.63	$86.95	$101.05
NASDAQ Composite	$100.00	$101.78	$93.89	$101.14	$95.63	$94.32	$106.29	$109.44
S&P Composite 1500 Restaurants	$100.00	$103.33	$103.56	$107.53	$109.24	$106.08	$107.42	$113.16

Item 6. Selected Financial Data

The following tables contain selected historical consolidated financial data as of and for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected historical financial data for the fiscal years ended December 29, 2013 and December 30, 2012 are derived from audited consolidated financial statements not included in this Annual Report. These tables should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto.

	Fiscal Year Ended(1)
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Company restaurant revenues	$504,664	$462,138	$406,788	$353,592	$328,370
Franchise royalty revenues	26,364	25,104	22,746	20,572	19,539
Other franchise revenues	853	960	938	998	860

Total revenues	531,881	488,202	430,472	375,162	348,769

Company restaurant operating expenses:
Food and supplies costs	158,644	150,563	133,191	118,563	108,972
Restaurant labor costs	138,839	126,380	112,506	99,378	95,732
Operating costs	112,256	100,916	88,476	75,160	68,499
Depreciation and amortization	12,709	11,456	9,713	9,011	8,361

Total company restaurant operating expenses	422,448	389,315	343,886	302,112	281,564

Operating income before other operating expenses	109,433	98,887	86,586	73,050	67,205

Other operating expenses:
General and administrative	39,041	42,844	32,107	27,478	25,480
Depreciation and amortization	2,917	2,809	2,372	2,177	2,154
Impairment	1,927	1,210	484	653	321
Loss (gain) on disposal of property and equipment	47	336	60	(579)	161

Total other operating expenses	43,932	47,199	35,023	29,729	28,116

Operating income	65,501	51,688	51,563	43,321	39,089
Loss on debt extinguishment	—	—	—	—	(10,838)
Amortization of deferred debt issuance costs	(763)	(821)	(733)	(681)	(1,509)
Interest income	4	7	2	3	4
Interest expense	(7,489)	(8,314)	(9,123)	(8,401)	(15,157)

Income before income taxes	57,253	42,560	41,709	34,242	11,589
Income taxes	19,537	16,034	15,589	9,915	3,931

Net income	$37,716	$26,526	$26,120	$24,327	$7,658

Net income per share(2):
Basic	$1.04	$1.15	$—	$—	$—
Diluted	1.00	0.71	0.70	0.66	0.21
Weighted average shares used in computing net income per share(2):
Basic	36,258	23,118	—	—	—
Diluted	37,684	37,464	37,429	36,949	36,596

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$54,300	$45,526	$41,643	$37,930	$32,934
Net cash used in investing activities	(9,744)	(12,186)	(10,669)	(8,619)	(7,823)
Net cash used in financing activities	(44,921)	(32,278)	(26,229)	(29,461)	(21,511)

	Fiscal Year Ended(1)
	2016	2015	2014	2013	2012
	(Dollar amounts in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,898	$14,263	$13,201	$8,456	$8,606
Property and equipment, net	52,275	48,137	42,478	42,022	35,411
Total assets	559,772	558,306	552,643	541,336	535,121
Total debt(3)	187,281	227,645	252,758	221,840	195,460
Total stockholders’ equity	210,790	167,124	137,752	160,603	184,932

Other Supplemental Metrics:
Number of restaurants:
Company-operated	309	281	254	225	211
Franchised	407	381	368	352	327
System-wide	716	662	622	577	538
Comparable restaurant sales growth(4):
Company-operated	1.1%	3.6%	4.0%	4.5%	8.4%
Franchised	1.5%	4.4%	5.0%	1.4%	6.2%
System-wide	1.3%	4.1%	4.6%	2.5%	7.0%
System-wide sales	$1,231,898	$1,153,003	$1,035,380	$925,228	$866,534
System-wide average unit volumes	$1,818	$1,839	$1,774	$1,728	$1,716
Restaurant contribution(5)	$94,925	$84,279	$72,615	$60,491	$55,167
as a percentage of company restaurant revenues(5)	18.8%	18.2%	17.9%	17.1%	16.8%
EBITDA(6)	$81,127	$65,953	$63,648	$54,509	$38,766
Adjusted EBITDA(6)	$88,889	$79,265	$68,885	$60,458	$54,630
Cash capital expenditures(7)	$9,695	$12,047	$7,495	$9,431	$7,213

(1)	Fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013 were 52-week fiscal years. Fiscal 2012 was a 53-week fiscal year.
(2)	On May 13, 2015, we completed an initial public offering of 8,912,500 shares of common stock (the “IPO”), including 1,162,500 shares sold to the underwriters pursuant to their option to purchase additional shares. We have not presented basic net income per share for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012 because our historical capital structure makes the presentation of net income per share not meaningful as we did not have any shares of common stock outstanding prior to our IPO.
(3)	Total debt consists of borrowings under our credit facility and capital lease obligations. See the consolidated financial statements included in Part II, Item 8 for more information about all liabilities.
(4)	Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for 15 months using a mid-month convention. If a restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for such period. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.
(5)	See Restaurant Contribution and Restaurant Contribution Margin (Non-GAAP Financial Measures) in Item 7 for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(6)	See EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures) in Item 7 for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(7)	Cash capital expenditures represents cash for purchases of property and equipment.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of December 25, 2016, have expanded our system-wide restaurants to 716 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated over $1.2 billion of system-wide sales during fiscal year 2016. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

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

Seasonal factors cause our revenues to fluctuate from fiscal quarter to fiscal quarter. Our revenues per restaurant are typically lower in the first fiscal quarter. As a result, our quarterly and annual operating results and key performance indicators may fluctuate significantly.

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

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,818	$1,839	$1,774

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for 15 months using a mid-month convention. If a restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for such period. While we do not record franchised sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Comparable Restaurant Sales:
Company-operated	1.1%	3.6%	4.0%
Franchised	1.5%	4.4%	5.0%
Total system-wide	1.3%	4.1%	4.6%

Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open company-operated restaurants, we incur preopening costs. System-wide, some of our restaurants open with an initial start-up period of higher than normal sales volume, which subsequently decreases to stabilized levels. Newly opened restaurants typically have lower annual sales volumes than our established company-operated restaurants. Newly opened company-operated restaurants typically experience normal inefficiencies such as higher food and supplies, labor and other direct operating costs and, as a result, restaurant contribution margins are typically lower during the start-up period of operations. In addition, newly opened restaurants typically have high occupancy costs compared to existing restaurants and may cannibalize sales of existing restaurants. When entering new markets, we may be exposed to longer start-up times and lower contribution margins than reflected in our average historical experience.

The following is the number of Bojangles’ company-operated, franchised and system-wide restaurants at the beginning and end of fiscal 2014, 2015 and 2016:

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Company-operated restaurant activity:
Restaurants at the beginning of the fiscal year	281	254	225
Opened during the fiscal year	29	29	24
Closed during the fiscal year	(2)	(3)	(3)
Refranchised during the fiscal year	1	1	8

Restaurants at the end of the fiscal year	309	281	254

Franchised restaurant activity:
Restaurants at the beginning of the fiscal year	381	368	352
Opened during the fiscal year	29	34	28
Closed during the fiscal year	(2)	(20)	(4)
Refranchised during the fiscal year	(1)	(1)	(8)

Restaurants at the end of the fiscal year	407	381	368

Total system-wide restaurant activity:
Restaurants at the beginning of the fiscal year	662	622	577
Opened during the fiscal year	58	63	52
Closed during the fiscal year	(4)	(23)	(7)

Restaurants at the end of the fiscal year	716	662	622

Restaurant closures reflect permanent closures and exclude any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, our franchisees closed 2, 20 and 4 restaurants, respectively, of which 1, 7 and 1, respectively, were relocations. During the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, we closed 2, 3 and 3 Company-operated restaurants, respectively, of which 2, 3 and 2, respectively were relocations.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Fiscal Year Ended
(Dollar amounts in thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Net income	$37,716	$26,526	$26,120

Certain professional and transaction costs(a)	464	5,254	453
Incremental public company costs(b)	—	(940)	(2,400)
Vesting of performance-based stock options(c)	495	708	—
Payroll taxes associated with stock option exercises(d)	124	28	—
Executive separation expenses(e)	278	533	—
Distributor transition costs(f)	81	594	—
Gain from termination of vendor contract(g)	—	—	(1,475)
State income tax rate change(h)	(908)	(903)	—
Tax impact of adjustments(i)	(392)	(673)	1,329

Total adjustments	142	4,601	(2,093)

Adjusted Net Income	$37,858	$31,127	$24,027

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Diluted net income per share	$1.00	$0.71	$0.70

Certain professional and transaction costs(a)	0.01	0.14	0.01
Incremental public company costs(b)	—	(0.03)	(0.07)
Vesting of performance-based stock options(c)	0.01	0.02	—
Payroll taxes associated with stock option exercises(d)	—	—	—
Executive separation expenses(e)	0.01	0.01	—
Distributor transition costs(f)	—	0.02	—
Gain from termination of vendor contract(g)	—	—	(0.04)
State income tax rate change(h)	(0.02)	(0.02)	—
Tax impact of adjustments(i)	(0.01)	(0.02)	0.04

Total adjustments	0.00	0.12	(0.06)

Adjusted Diluted Net Income per Share	$1.00	$0.83	$0.64

(a)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment. No adjustments will be made beyond the second fiscal quarter 2016 since the one-year anniversary of our IPO occurred during the thirteen weeks ended June 26, 2016.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance-based stock option awards. We could incur similar expenses in future periods upon the achievement of the performance metrics indicated in the stock option grants.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.

(e)	Represents severance and legal fees associated with a former executive’s departure from the Company.
(f)	Includes expenses incurred in connection with the transition to our new distributor.
(g)	Represents the elimination of a gain from the termination of a contract with a beverage vendor.
(h)	As a result of enacted reductions to the North Carolina corporate income tax rate, we adjusted our deferred income taxes during the fiscal years ended December 25, 2016 and December 27, 2015 by applying the lower rate, which resulted in a corresponding decrease to income tax expense.
(i)	Represents the income tax (expense) benefit associated with the adjustments in (a) through (h) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended
(Dollar amounts in thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Net income	$37,716	$26,526	$26,120
Income taxes	19,537	16,034	15,589
Interest expense, net	7,485	8,307	9,121
Depreciation and amortization(a)	16,389	15,086	12,818

EBITDA	81,127	65,953	63,648
Non-cash rent(b)	1,556	1,642	1,513
Stock-based compensation(c)	1,827	1,963	1,420
Payroll taxes associated with stock option exercises(d)	124	28	—
Preopening expenses(e)	1,407	1,540	1,358
Sponsor and board member fees and expenses(f)	—	166	1,059
Certain professional, transaction and other costs(g)	464	5,254	805
Executive separation expenses(h)	278	533	—
Distributor transition costs(i)	81	594	—
Impairment and dispositions(j)	2,025	1,592	557
Gain from termination of a vendor contract(k)	—	—	(1,475)

Adjusted EBITDA	$88,889	$79,265	$68,885

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes reimbursement of expenses to our sponsor prior to our IPO and compensation and expense reimbursement to members of our board prior to our IPO.
(g)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.

(h)	Represents severance and legal fees associated with a former executive’s departure from the Company.
(i)	Includes expenses incurred in connection with the transition to our new distributor.
(j)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future losses (gains) and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.
(k)	Represents the elimination of a gain from the termination of a contract with a beverage vendor.

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

	Fiscal Year Ended
(Dollar amounts in thousands)	December 25, 2016	December 27, 2015	December 28, 2014
Company restaurant revenues	$504,664	$462,138	$406,788
Food and supplies costs(1)	(158,644)	(150,563)	(133,191)
Restaurant labor costs	(138,839)	(126,380)	(112,506)
Operating costs	(112,256)	(100,916)	(88,476)

Restaurant contribution(1)	$94,925	$84,279	$72,615

Restaurant contribution margin(1)	18.8%	18.2%	17.9%

(1)	Fiscal 2014 includes a one-time reduction in food and supplies cost of approximately $1.5 million resulting from the termination of a vendor contract.

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

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, exempt versus non-exempt classification, a tightening labor market, employee turnover levels, health care costs and the performance of our restaurants. In addition, the PPACA has increased health care costs for our restaurants, and we expect the PPACA will continue to result in increased health care costs for our restaurants in the future.

Although the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 were enjoined, we increased the salaries of certain of our team members. Increasing the salary of these employees, along with various labor initiatives we intend to implement, including table service and employing more full-time versus part-time team members, and higher health care costs will increase our restaurant labor costs. Our restaurant labor costs could increase further if the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 ultimately go in to effect.

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

General and Administrative Expenses

General and administrative expenses include expenses associated with corporate and administrative functions that support our operations, including compensation and benefits, travel expense, stock-based compensation expense, legal and professional fees, training, and other corporate costs. We expect we will incur incremental increases in general and administrative expenses as a result of being a public company.

Other Depreciation and Amortization

Other depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets not directly located at company-operated restaurants. We expect that growth in system-wide restaurant count, as well as investments in technology and other initiatives, will increase other depreciation and amortization.

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

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment includes the net loss on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These losses are related to normal disposals in the ordinary course of business and gains from insurance proceeds, if any.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Our operating results for the fiscal years ended December 25, 2016 and December 27, 2015 are compared below:

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$504,664	$462,138	$42,526	9.2%
Franchise royalty revenues	26,364	25,104	1,260	5.0%
Other franchise revenues	853	960	(107)	(11.1)%

Total revenues	531,881	488,202	43,679	8.9%

Company restaurant operating expenses:
Food and supplies costs	158,644	150,563	8,081	5.4%
Restaurant labor costs	138,839	126,380	12,459	9.9%
Operating costs	112,256	100,916	11,340	11.2%
Depreciation and amortization	12,709	11,456	1,253	10.9%

Total company restaurant operating expenses	422,448	389,315	33,133	8.5%

Operating income before other operating expenses	109,433	98,887	10,546	10.7%

Other operating expenses:
General and administrative	39,041	42,844	(3,803)	(8.9)%
Depreciation and amortization	2,917	2,809	108	3.8%
Impairment	1,927	1,210	717	59.3%
Loss on disposal of property and equipment	47	336	(289)	(86.0)%

Total other operating expenses	43,932	47,199	(3,267)	(6.9)%

Operating income	65,501	51,688	13,813	26.7%
Amortization of deferred debt issuance costs	(763)	(821)	58	(7.1)%
Interest income	4	7	(3)	n/m
Interest expense	(7,489)	(8,314)	825	(9.9)%

Income before income taxes	57,253	42,560	14,693	34.5%
Income taxes	19,537	16,034	3,503	21.8%

Net income	$37,716	$26,526	$11,190	42.2%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $42.5 million, or 9.2%, during fiscal 2016 compared to fiscal 2015. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of December 25, 2016 compared to December 27, 2015) accounting for $37.8 million and an increase in comparable company restaurant sales of $4.7 million, or 1.1%, composed of increases in price, offset by decreases in transactions and mix at our comparable company restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $1.3 million during fiscal 2016 compared to fiscal 2015. The increase was primarily due to an additional net 26 franchised restaurants at December 25, 2016 compared to December 27, 2015 and franchised comparable restaurant sales growth of 1.5%.

Other Franchise Revenues

Other franchise revenues decreased $0.1 million during fiscal 2016 compared to fiscal 2015. The decrease was primarily due to fewer openings of franchised restaurants during fiscal 2016 compared to fiscal 2015.

Food and Supplies Costs

Food and supplies costs increased $8.1 million during fiscal 2016 compared to fiscal 2015. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during fiscal 2016 was 31.4% versus 32.6% during fiscal 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $12.5 million during fiscal 2016 compared to fiscal 2015, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 27.5% in fiscal 2016 from 27.3% in fiscal 2015. This increase was primarily driven by an increase in direct labor, partially offset by lower medical claims and incentive compensation. Although medical claims during fiscal 2016 were below historical levels, we expect overall health care costs, which includes medical claims, will increase in future fiscal years.

We expect our restaurant labor costs will continue to increase due to the tightening labor market, as well as certain labor initiatives across company-operated restaurants, including the expansion of our table service and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members due to the DOL regulations that were scheduled to go in to effect December 1, 2016. Our restaurant labor costs could increase further if the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 ultimately go in to effect.

Operating Costs

Operating costs increased $11.3 million during fiscal 2016 compared to fiscal 2015, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs increased to 22.2% for fiscal 2016 from 21.8% in fiscal 2015. Operating costs as a percentage of company restaurant revenues increased primarily due to higher occupancy costs, partially offset by lower marketing costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $1.3 million during fiscal 2016 compared to fiscal 2015, due primarily to the increased number of company-operated restaurants and the completion of the implementation of our new point-of-sale system during fiscal 2015. As a percentage of company restaurant revenues, depreciation and amortization was 2.5% during both fiscal 2016 and fiscal 2015.

General and Administrative Expenses

General and administrative expenses decreased $3.8 million during fiscal 2016 compared to fiscal 2015. The decrease was primarily due to $4.6 million in legal, accounting and other expenses directly related to public offerings incurred during fiscal 2015, $0.5 million of lower legal and other expenses incurred in connection with the transition to a new distributor, $0.5 million of lower meetings and convention expenses primarily due to our bi-annual franchise convention and unit director leadership conference occurring during fiscal 2015, $1.0 million of lower incentive compensation and $0.3 million of lower executive separation expenses, partially offset by additional positions added to support an increased number of restaurants in our system, additional costs as a result of operating as a public company and $0.4 million in legal, accounting and other expenses directly related to public offerings incurred during fiscal 2016. As a percentage of total revenues, general and administrative expenses were 7.3% and 8.8% during fiscal 2016 and fiscal 2015, respectively.

We expect our recurring general and administrative expenses will continue to increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.8 million during fiscal 2016 compared to fiscal 2015. The decrease was due primarily to principal payments of $42.7 million on our long-term debt and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate and interest expense associated with interest rate swaps.

Income Taxes

Income taxes increased $3.5 million during fiscal 2016 compared to fiscal 2015. Our effective income tax rates were 34.1% and 37.7% during fiscal 2016 and fiscal 2015, respectively. The effective income tax rate for both fiscal 2016 and fiscal 2015 was impacted by a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. The effective income tax rate for both fiscal 2016 and fiscal 2015 was also impacted by public offering expenses that were not deductible for income tax purposes.

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

Operating Costs

Operating costs increased $12.4 million during fiscal 2015 compared to fiscal 2014, primarily due to higher company restaurant revenues. As a percentage of company restaurant revenues, operating costs increased to 21.8% for fiscal 2015 from 21.7% in fiscal 2014. This increase was primarily attributable to an increase in marketing and occupancy costs, partially offset by leveraging comparable restaurant sales growth.

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

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations and working capital and general corporate needs. Our customers pay primarily for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees primarily related to royalty revenues, as well as from certain vendors.

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

We currently expect our cash capital expenditures for fiscal 2017 will range between $17.5 million and $18.0 million excluding approximately $1.6 million to $1.7 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 27 to 28 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net cash provided by (used in):
Operating activities	$54,300	$45,526	$41,643
Investing activities	(9,744)	(12,186)	(10,669)
Financing activities	(44,921)	(32,278)	(26,229)

Net (decrease) increase in cash	$(365)	$1,062	$4,745

Operating Activities

Net cash provided by operating activities increased from $45.5 million during the fiscal year ended December 27, 2015 to $54.3 million during the fiscal year ended December 25, 2016. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants, an increase in franchise royalty revenues and an increase in comparable restaurant sales, as well as the costs associated with our IPO incurred during fiscal 2015.

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

Investing Activities

Net cash used in investing activities decreased from $12.2 million during the fiscal year ended December 27, 2015 to $9.7 million during the fiscal year ended December 25, 2016. The decrease was primarily attributable to a reduction in purchases of property and equipment.

Net cash used in investing activities increased from $10.7 million during the fiscal year ended December 28, 2014 to $12.2 million during the fiscal year ended December 27, 2015. The increase was primarily attributable to an increase in purchases of property and equipment of $4.6 million, partially offset by a $3.0 million decrease in the purchase of a franchisee’s assets.

Financing Activities

Net cash used in financing activities increased from $32.3 million during the fiscal year ended December 27, 2015 to $44.9 million during the fiscal year ended December 25, 2016. This increase was primarily due to $14.7 million and $1.4 million of higher principal payments on long-term debt and capital lease obligations, respectively, partially offset by a $0.9 million increase in proceeds received from the exercises of stock options and a $2.0 million increase in the associated excess tax benefit, as well as $0.6 million of debt issuance costs incurred during fiscal 2015.

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

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the credit agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary into us. On September 25, 2015, we further amended the credit agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. We had $157.5 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of December 25, 2016.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of December 25, 2016, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.61%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, requires us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures and our ability to pay dividends. We were in compliance with all of the covenants under our Credit Agreement as of December 25, 2016.

Hedging Arrangements

In connection with our Credit Agreement, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of December 25, 2016. On May 17, 2013, we entered into an interest rate swap contract with an effective date of November 30, 2015 a termination date of September 29, 2017 and a notional amount of $50.0 million, under which we pay a fixed interest rate of 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a second interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into a third interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Contractual Obligations

The table below summarizes our contractual commitments to make future payments pursuant to our long-term debt and other obligations including operating lease obligations, capital lease obligations, marketing commitments, purchase obligations and financing obligations under build-to-suit leases outstanding as of December 25, 2016, our most recent fiscal year-end for which a balance sheet is presented. The table does not include any new transactions after the fiscal year ended December 25, 2016 including, but not limited to, new operating and capital leases, new marketing commitments and new financing obligations under build-to-suit leases:

(Amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$157,458	$2,132	$15,861	$139,465	$—
Interest on long-term debt(1)	16,505	5,198	8,140	3,167	—
Operating leases	384,377	39,611	75,856	70,685	198,225
Capital leases	34,527	8,832	14,625	7,096	3,974
Marketing commitments(2)	9,029	3,517	4,619	893	—
Purchase obligations(3)	715	217	477	21	—
Financing obligations under build-to-suit leases	4,114	4,114	—	—	—

Total	$606,725	$63,621	$119,578	$221,327	$202,199

(1)	Includes estimated interest payments calculated based on current interest rates as of December 25, 2016. Interest includes interest and fees under our credit facility and our interest rate swaps.
(2)	Includes commitments for various marketing sponsorships and expenses.
(3)	During fiscal 2016, we entered into an unconditional purchase obligation related to equipment for use in our restaurants. The expected timing of payments of the purchase obligations above is estimated based on current information.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance of this franchisee. We have determined that default by the franchisee is unlikely due to timely and consistent payments, and have therefore not recorded a liability for the debt assumed by this franchisee on our consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.1 million at both December 25, 2016 and December 27, 2015, respectively.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. We are still evaluating our transition approach and expect to reach a decision in the first half of fiscal 2017. We have completed a preliminary review of ASU 2014-09 and do not expect the adoption of ASU

2014-09 to have a material impact on our company restaurant revenues or franchise royalty revenues. We expect the adoption of ASU 2014-09 will require us to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact our other franchise revenues. In addition, we anticipate funds contributed by franchisees to the advertising funds we manage, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2016-02 on December 31, 2018, which is the first day of our fiscal 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that ASU 2016-02 will have a material effect on our financial statements. While we are continuing to assess the impact of adoption, we currently believe the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-09 prospectively during the first fiscal quarter of 2017. We believe the adoption of ASU 2016-09 will cause volatility in our effective tax rates and diluted net income per share due to the tax effects related to share-based payments being recorded to the consolidated statement of operations and comprehensive income. The volatility in future periods will depend on our stock price on the date awards are exercised or vest and the number of awards that are exercised or vest in each period. In addition, we believe the adoption of ASU 2016-09 will result in an increase in the weighted average number of common shares outstanding used for computing diluted net income per share as tax effects related to share-based payments will no longer be considered assumed proceeds when calculating dilutive potential common shares using the treasury-stock method.

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

We determined the fair value of our goodwill and the fair value of our brand and both were substantially in excess of their respective carrying values when we performed our annual goodwill and brand impairment tests as of December 1, 2016. As such, we have determined that no impairment to our goodwill or our brand occurred during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014.

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

We recorded impairment charges of $1.9 million, $1.2 million and $0.5 million due to underperforming restaurants during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The impaired assets had no value at December 25, 2016.

Leases

We lease restaurant land and buildings, certain restaurant, office and computer equipment, office space and vehicles under operating and capital leases. Accounting for leased properties requires compliance with technical accounting rules and significant judgment by management. Application of these accounting rules and assumptions made by management will determine whether we are considered the owner for accounting purposes or whether the lease is accounted for as an operating lease or as a capital lease.

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

Stock-Based Compensation

We record the stock-based awards on the fair value of the shares at the date of grant, net of estimated forfeitures. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black- Scholes-Merton option pricing model, and we have developed estimates of various inputs including expected term, expected volatility and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. Expected volatility is estimated using publicly-traded peer companies in our market category. Volatility is calculated with reference to the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term. We calculate the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of our employee stock options. We do not anticipate paying any cash dividends for the foreseeable future and therefore use an expected dividend yield of zero for option valuation purposes.

There were no stock options granted during the fiscal year ended December 27, 2015. The assumptions used for grants made during the fiscal years ended December 25, 2016 and December 28, 2014 are provided in the following table:

	Fiscal Year Ended
	December 25, 2016	December 28, 2014
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	27.73%	32.00% to 34.90%
Expected term	6.25 years	5.75 to 6.49 years
Risk-free interest rate	1.41%	1.72% to 1.98%

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

We granted 151,000, 0 and 1,155,022 stock options to employees, officers and board members during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Stock option holders forfeited 200,709, 6,732 and 408,047 stock options during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Stock-based compensation expense of approximately $1.8 million, $2.0 million and $1.4 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively, is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of December 25, 2016, we had outstanding borrowings of $157.5 million under our credit facility. As of December 25, 2016, $125.0 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the LIBOR component of the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.3 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 44%, 44% and 45% of our total franchise royalty revenues for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 40% and 44% of our gross royalty and franchise fee accounts receivable as of December 25, 2016 and December 27, 2015, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 25, 2016 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 25, 2016 at the reasonable assurance level.

KPMG LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 25, 2016, as stated in their report herein. As we are an “emerging growth company” under the JOBS Act, KPMG LLP is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the thirteen weeks ended December 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Structure” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive and Director Compensation,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2017 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

(a)(3) See Exhibits below.

(b) Exhibits

Exhibit No.	Description

3.1	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, effective May 12, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed May 13, 2015—Commission File No. 001-37374).

3.2	Amended and Restated Certificate of Incorporation of Bojangles’, Inc., effective May 13, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 13, 2015—Commission File No. 001-37374).

3.3	Amended and Restated Bylaws of Bojangles’, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

4.1	Specimen of Common Stock Certificate of Bojangles’, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.1	Credit Agreement, dated October 9, 2012, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.2	First Amendment to the Credit Agreement, dated May 15, 2013, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

Exhibit No.	Description

10.3	Second Amendment to the Credit Agreement, dated April 11, 2014, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.4	Amendment No. 3 dated as of July 23, 2015 between Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed July 24, 2015—Commission File No. 001-37374).

10.5	Amendment No. 4 dated as of September 25, 2015 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed September 28, 2015—Commission File No. 001-37374).

10.6	Amendment No. 5 dated as of October 19, 2016 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

10.7 †	Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed September 9, 2015—Commission File No. 001-37374).

10.8 †	Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of October 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed November 4, 2015—Commission File No. 001-37374).

10.9 †	Second Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

10.10 #	Amended and Restated Employment Agreement, dated December 18, 2014, by and between Bojangles, Inc. and Clifton W. Rutledge (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.11 #	Amendment #1 to Amended and Restated Employment Agreement by and between Bojangles’ Inc. and Clifton W. Rutledge, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

10.12 #	Amended and Restated Employment Agreement, dated August 18, 2012, by and between Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, and BHI Exchange, Inc. and Eric M. Newman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.13 #	Separation Agreement, dated October 19, 2016, between Eric M. Newman and Bojangles’, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 25, 2016—Commission File No. 001-37374).

Exhibit No.	Description

10.14 #	Amended and Restated Employment Agreement, dated April 27, 2011, by and between Bojangles’ Restaurants, Inc., BHI Exchange, Inc. and Michael J. Jordan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.15 #	Amended and Restated Severance Agreement, dated April 27, 2011, by and between Bojangles’ Restaurants, Inc., BHI Exchange, Inc. and Kenneth E. Avery (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.16 #	Severance Letter Agreement, dated December 17, 2013, by and between Kenneth E. Avery and Bojangles’ Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.17 #	Employment Agreement, dated December 30, 2013, by and between BHI Holding Corp. and James R. Kibler (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.18 #	2007 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.19 #	Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.20 #	Non-Qualified Stock Option Award Agreement for Clifton Rutledge pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.21 #	Form of Non-Qualified Stock Option Award Agreement for James R. Kibler, M. John Jordan, and Eric M. Newman pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.22 #	Non-Qualified Stock Option Award Agreements for Kenneth E. Avery pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.23 #	Form of Restricted Stock Unit Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

10.24 #	Form of Incentive Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

10.25 #	Form of Non-Qualified Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

10.26 #	Form of Restricted Stock Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

Exhibit No.	Description

10.27 #	Bojangles’, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.28 #	Bojangles’, Inc. Compensation Policy For Non-Employee Directors (Amended and Restated Effective June 8, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed August 8, 2016—Commission File No. 001-37374).

21	List of Subsidiaries of the Company.*

23.1	Consent of KPMG LLP, an independent registered public accounting firm.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
#	Indicates a management contract or compensatory plan or arrangement.
†	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.
‡	Furnished herewith

Item 16. Form 10-K Summary

The Company has elected not to include any summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of March 2017.

BOJANGLES’, INC.

By:	/s/ Clifton Rutledge
Clifton Rutledge
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 7th day of March 2017.

Name	Title

/s/ Clifton Rutledge Clifton Rutledge	Director, President and Chief Executive Officer (principal executive officer)

/s/ M. John Jordan M. John Jordan	Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ William A. Kussell William A. Kussell	Non-Executive Chairman and Director

/s/ Steven J. Collins Steven J. Collins	Director

/s/ Tommy L. Haddock Tommy L. Haddock	Director

/s/ Starlette B. Johnson Starlette B. Johnson	Director

/s/ James R. Kibler James R. Kibler	Director

/s/ Steven M. Tadler Steven M. Tadler	Director

/s/ Christopher J. Doubrava Christopher J. Doubrava	Director

/s/ John E. Currie John E. Currie	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bojangles’, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Bojangles’, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bojangles’, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Charlotte, North Carolina

March 7, 2017

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 25, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$13,898	14,263
Accounts and vendor receivables, net	5,421	4,736
Accounts receivable, related parties, net	386	403
Inventories, net	3,326	3,080
Other current assets	3,033	5,639

Total current assets	26,064	28,121

Property and equipment, net	52,275	48,137
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	24,243	25,341
Favorable leases, net	981	1,394
Other noncurrent assets	4,569	3,673

Total assets	$559,772	558,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,818	17,893
Accrued expenses	17,940	19,086
Current maturities of long-term debt	2,132	—
Current maturities of capital lease obligations	7,299	5,968
Other current liabilities	4,390	2,155

Total current liabilities	48,579	45,102

Long-term debt, less current maturities and deferred debt issuance costs, net	153,630	197,735
Deferred income taxes	111,312	115,028
Capital lease obligations, less current maturities	22,524	21,483
Other noncurrent liabilities	12,937	11,834

Total liabilities	348,982	391,182

Commitments and contingencies (notes 2, 3 and 17)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both December 25, 2016 and December 27, 2015	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,547 and 36,009 shares issued and outstanding as of December 25, 2016 and December 27, 2015, respectively	365	360
Additional paid-in capital	124,802	119,084
Retained earnings	85,377	47,661
Accumulated other comprehensive income	246	19

Total stockholders’ equity	210,790	167,124

Total liabilities and stockholders’ equity	$559,772	558,306

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenues:
Company restaurant revenues	$504,664	462,138	406,788
Franchise royalty revenues	26,364	25,104	22,746
Other franchise revenues	853	960	938

Total revenues	531,881	488,202	430,472

Company restaurant operating expenses:
Food and supplies costs	158,644	150,563	133,191
Restaurant labor costs	138,839	126,380	112,506
Operating costs	112,256	100,916	88,476
Depreciation and amortization	12,709	11,456	9,713

Total Company restaurant operating expenses	422,448	389,315	343,886

Operating income before other operating expenses	109,433	98,887	86,586

Other operating expenses:
General and administrative	39,041	42,844	32,107
Depreciation and amortization	2,917	2,809	2,372
Impairment	1,927	1,210	484
Loss on disposal of property and equipment	47	336	60

Total other operating expenses	43,932	47,199	35,023

Operating income	65,501	51,688	51,563
Amortization of deferred debt issuance costs	(763)	(821)	(733)
Interest income	4	7	2
Interest expense	(7,489)	(8,314)	(9,123)

Income before income taxes	57,253	42,560	41,709
Income taxes	19,537	16,034	15,589

Net income	37,716	26,526	26,120

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of ($137), $79, and $176	227	(127)	(268)

Comprehensive income	$37,943	26,399	25,852

Net income per share:
Basic	$1.04	1.15	—

Diluted	$1.00	0.71	0.70

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Preferred stock	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Shares	Amount
Balance as of December 29, 2013	$172,691	—	$—	(30,535)	18,033	414	160,603
Net income	—	—	—	—	26,120	—	26,120
Change in fair value on interest rate swaps, net of income tax benefit of $176	—	—	—	—	—	(268)	(268)
Stock option settlement	—	—	—	(172)	—	—	(172)
Stockholder distribution ($500 per share)	—	—	—	(26,982)	(23,018)	—	(50,000)
Excess tax benefits from stock-based payment arrangements	—	—	—	49	—	—	49
Stock-based compensation	—	—	—	1,420	—	—	1,420

Balance as of December 28, 2014	172,691	—	—	(56,220)	21,135	146	137,752
Net income	—	—	—	—	26,526	—	26,526
Change in fair value on interest rate swaps, net of income tax benefit of $79	—	—	—	—	—	(127)	(127)
Stock option exercise	—	106	1	329	—	—	330
Excess tax benefits from stock-based payment arrangements	—	—	—	680	—	—	680
Conversion of preferred stock to common stock	(172,691)	35,903	359	172,332	—	—	—
Stock-based compensation	—	—	—	1,963	—	—	1,963

Balance as of December 27, 2015	—	36,009	360	119,084	47,661	19	167,124
Net income	—	—	—	—	37,716	—	37,716
Change in fair value on interest rate swaps, net of income tax expense of $137	—	—	—	—	—	227	227
Stock option exercise	—	530	5	1,205	—	—	1,210
Vesting of restricted stock units	—	8	—	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	2,686	—	—	2,686
Stock-based compensation	—	—	—	1,827	—	—	1,827

Balance as of December 25, 2016	$—	36,547	$365	124,802	85,377	246	210,790

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net income	$37,716	26,526	26,120
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(2,177)	(1,992)	(980)
Depreciation and amortization	15,626	14,265	12,085
Amortization of deferred debt issuance costs	763	821	733
Impairment	1,927	1,210	484
Loss on disposal of property and equipment	47	336	60
(Benefit) provision for doubtful accounts	(72)	239	78
Provision for inventory spoilage	20	23	9
(Benefit) provision for closed stores	(51)	36	102
Stock-based compensation	1,827	1,963	1,420
Excess tax benefit from stock-based compensation	(2,686)	(680)	(49)
Changes in operating assets and liabilities:
Accounts and vendor receivables	(595)	(357)	(2,264)
Inventories	(267)	(360)	(421)
Other assets	(354)	662	(698)
Income taxes	4,069	(1,352)	(939)
Investments for nonqualified deferred compensation plan	(484)	(425)	(371)
Accounts payable and accrued expenses	(2,497)	2,860	6,624
Closed store obligation and deferred rents	1,426	1,499	1,295
Vendor advance	—	—	(1,678)
Deferred revenue	(152)	120	(47)
Deferred compensation	484	425	371
Other noncurrent liabilities	(270)	(293)	(291)

Net cash provided by operating activities	54,300	45,526	41,643

Cash flows from investing activities:
Purchases of franchisee’s assets	(100)	(186)	(3,187)
Purchases of property and equipment	(9,695)	(12,047)	(7,495)
Proceeds from disposition of property and equipment	51	47	13

Net cash used in investing activities	(9,744)	(12,186)	(10,669)

Cash flows from financing activities:
Proceeds from borrowings on long-term debt	—	—	50,000
Principal payments on long-term debt	(42,736)	(28,055)	(21,376)
Debt issuance costs	—	(554)	(720)
Distribution to stockholders	—	—	(50,000)
Stock option settlement	—	—	(172)
Stock option exercise	1,210	330	—
Excess tax benefit from stock-based compensation	2,686	680	49
Principal payments on capital lease obligations	(6,081)	(4,679)	(4,010)

Net cash used in financing activities	(44,921)	(32,278)	(26,229)

Net (decrease) increase in cash and cash equivalents	(365)	1,062	4,745
Cash and cash equivalents balance, beginning of fiscal year	14,263	13,201	8,456

Cash and cash equivalents balance, end of fiscal year	$13,898	14,263	13,201

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	172,691	—
Cash paid for interest	7,589	8,395	8,972
Cash paid for income taxes	17,645	19,378	17,508
Assets acquired under capital leases	8,977	7,815	6,452
Net change in assets under financing obligations	2,520	657	(1,990)
Reduction of capital lease obligations upon return of assets	206	148	120
Reduction of capital lease obligations upon early termination of lease	288	—	—

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years Ended December 25, 2016, December 27, 2015 and December 28, 2014

(1)	Description of Business and Organization and Summary of Significant Accounting Policies

(a)	Description of Business and Organization

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of December 25, 2016, there were 309 Company-operated restaurants, 61 related party franchised restaurants, and 346 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

On July 24, 2015, the Company completed a merger of BHI Intermediate Holding Corp. (“BHIH”), a Delaware corporation and a wholly-owned subsidiary of the Company, with and into the Company (the “Merger”).

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the fiscal years ended December 25, 2016 and December 27, 2015:

	Fiscal Year Ended
	December 25, 2016			December 27, 2015
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the fiscal year	381	281	662	368	254	622
Opened during the fiscal year	29	29	58	34	29	63
Closed during the fiscal year	(2)	(2)	(4)	(20)	(3)	(23)
Refranchised during the fiscal year	(1)	1	—	(1)	1	—

Restaurants at the end of the fiscal year	407	309	716	381	281	662

Restaurant closures reflect permanent closures and exclude any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the fiscal years ended December 25, 2016 and December 27, 2015, our franchisees closed 2 and 20 restaurants, respectively, of which 1 and 7, respectively, were relocations. During the fiscal years ended December 25, 2016 and December 27, 2015, we closed 2 and 3 Company-operated restaurants, respectively, of which 2 and 3, respectively, were relocations.

(b)	Basis of Presentation and Consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) and include our accounts and the accounts of our wholly-owned subsidiaries. The Company consolidates entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior period balances have been reclassified to conform to current period presentation, including the reclassification of the December 27, 2015 balance of $2.5 million of debt issuance costs from Deferred debt issuance costs, net to Long-term debt, less current maturities and deferred debt issuance costs, net on the consolidated balance sheets.

(c)	Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Each of the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 consisted of 52 weeks.

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

Provisions for depreciation are made using the straight-line method over an asset’s estimated useful life: up to 40 years for buildings; up to 5 years for furniture, fixtures and equipment; up to 5 years for computer hardware and software; and in the case of leasehold improvements and capital lease assets, the lesser of the economic life of the asset or the lease term.

(n)	Leases

The Company leases restaurant land and buildings, certain restaurant, office and computer equipment, office space and vehicles. We define a lease term as the initial term of the lease, plus any renewals covered by bargain renewal options or that are reasonably assured of exercise because non-renewal would create an economic penalty. Additionally, we review leases for which we are involved in construction to determine whether build-to-suit and sale-leaseback criteria are met. For those leases that trigger specific build-to-suit accounting, developer assets are recorded during the construction period with an offsetting liability as financing lease obligations.

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

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. Favorable leases represents the asset in excess of the approximate fair market value of the leases as of the date assumed. Unfavorable leases represents the liability in excess of the approximate fair market value of the leases as of the date assumed. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating expenses in the consolidated statements of operations. Amortization of favorable and unfavorable leases on Company restaurants is included in operating costs within company restaurant operating expenses in the consolidated statements of operations.

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

The Company has determined that no impairment of goodwill and indefinite-lived intangible assets occurred during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014.

(p)	Other Intangibles, Net—definite-lived

Definite-lived intangible assets primarily consist of deferred debt issuance costs, franchise rights, and favorable and unfavorable leases and are amortized over the term of the related debt, franchise contracts, or leases.

The Company’s definite-lived intangible assets (primarily franchise rights) are amortized on a straight-line basis up to 38 years based on the remaining life of the original franchise agreement or lease agreement.

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

In November 2015, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 during the first fiscal quarter of 2016 on a prospective basis, and accordingly, has classified its deferred tax liabilities and assets as of December 25, 2016 as noncurrent.

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

(s)	Comprehensive Income (Loss)

Comprehensive income (loss) is net income plus the change in fair value of the Company’s cash flow hedges, net of income taxes, discussed in Note 2. Amounts included in accumulated other comprehensive income (loss) for the Company’s derivative instruments are recorded net of the related income tax effects.

As of December 25, 2016, December 27, 2015 and December 28, 2014, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements. See Note 2 for further discussion of the Company’s interest rate swap agreements.

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

Company restaurants and franchise restaurants contribute to various advertising funds that we manage. The franchise portion of contributions to the marketing development fund and various co-operative advertising funds the Company manages has no impact on our statement of operations and comprehensive income. All domestic franchise restaurants contribute to the marketing development fund managed by the Company. Franchisees contributed $4.8 million, $4.5 million and $4.1 million to the marketing development fund for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The marketing development fund had $0.1 million, $0 and $0.4 million in unspent funds from both franchise and Company contributions included in the consolidated balance sheets as of December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Various franchise restaurants contribute to various co-operative advertising funds managed by the Company. Franchisees contributed $6.0 million, $5.3 million and $4.5 million to various co-operative advertising funds managed by the Company for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively, and $0.1 million,

$0.1 million and $17 thousand of unspent funds were included in the consolidated balance sheets as of December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Advertising and promotional costs incurred by the Company are expensed in the period incurred.

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

In the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, the stock-based compensation expense of $1.8 million, $2.0 million and $1.4 million, respectively is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. The Company is still evaluating its transition approach and expects to reach a decision in the first half of fiscal 2017. The Company has completed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its company restaurant revenues or franchise royalty revenues. The Company expects the adoption of ASU 2014-09 will require the

Company to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact its other franchise revenues. In addition, the Company anticipates funds contributed by franchisees to the advertising funds managed by the Company, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on December 31, 2018, which is the first day of its fiscal 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects that ASU 2016-02 will have a material effect on its financial statements. While the Company is continuing to assess the impact of adoption, it currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2016-09 prospectively during the first fiscal quarter of 2017. The Company believes the adoption of ASU 2016-09 will cause volatility in its effective tax rates and diluted net income per share due to the tax effects related to share-based payments being recorded to the consolidated statement of operations and comprehensive income. The volatility in future periods will depend on the Company’s stock price on the date awards are exercised or vest and the number of awards that are exercised or vest in each period. In addition, the Company believes the adoption of ASU 2016-09 will result in an increase in the weighted average number of common shares outstanding used for computing diluted net income per share as tax effects related to share-based payments will no longer be considered assumed proceeds when calculating dilutive potential common shares using the treasury-stock method.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Term Loan	$157,458	200,194
Revolving line of credit	—	—

Total long-term debt	157,458	200,194
Less: Current maturities of long term debt	(2,132)	—
Less: Deferred debt issuance costs, net	(1,696)	(2,459)

Long-term debt, less current maturities and deferred debt issuance costs, net	$153,630	197,735

	December 25, 2016	December 27, 2015
Deferred debt issuance costs	$4,809	4,809
Less: Accumulated amortization	(3,113)	(2,350)

Deferred debt issuance costs, net	$1,696	2,459

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

For the fiscal year ended:
2017	$467
2018	455
2019	441
2020	333
2021	—
Thereafter	—

Total	$1,696

(a)	Term Loan and Revolving Line of Credit

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

The Credit Agreement was further amended on October 19, 2016 (“Amendment No. 5”) to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year.

During the term of the Credit Agreement, the Company is allowed to borrow amounts under base rate or Eurodollar rate loans. Base rate loans are charged interest at the higher of the Bank of America’s prime rate, the Federal Funds Rate plus 0.50%, or the LIBOR rate for one month loans plus 1.00% and an applicable rate. The applicable rate for base rate loans was 1.00% and 1.25% as of December 25, 2016 and December 27, 2015, respectively. As of December 25, 2016 and December 27, 2015, Bank of America’s prime rate was the highest of the three rates at 3.75% as of December 25, 2016 and 3.50% as of December 27, 2015 that resulted in a total interest rate of 4.75% as of both December 25, 2016 and December 27, 2015. Interest on base rate loans is due on each calendar quarter end, with the same principal maturity date as the Credit Agreement. Base rate loans may be repaid or converted to a Eurodollar rate loan at any time during the term of the Credit Agreement without penalty.

Eurodollar rate loans may be entered or converted into one, two, three, or six month periods. The Eurodollar rate loans are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. The applicable rate for Eurodollar rate loans was 2.00% and 2.25% as of December 25, 2016 and December 27, 2015, respectively. As of December 25, 2016, the one, two, three, and six month LIBOR rates were 0.76%, 0.81%, 1.00%, and 1.32%, respectively. As of December 27, 2015, the one, two, three, and six month LIBOR rates were 0.42%, 0.51%, 0.60%, and 0.83%, respectively. As the Eurodollar rate loans mature, they may be converted into new Eurodollar rate loans, converted into base rate loans or repaid.

As of December 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $157.5 million, all of which were accruing interest at a rate of approximately 2.61%. As of December 27, 2015, there were outstanding balances under the term loan in one-month Eurodollar loans of $200.2 million, all of which were accruing interest at a rate of approximately 2.48%.

As of December 25, 2016 and December 27, 2015, there were no outstanding balances under the revolving line of credit.

(b)	Debt Covenants

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of December 25, 2016.

(c)	Contractual Principal Payments

Contractual aggregate required principal payments on the term loans payable at December 25, 2016 are as follows (in thousands):

For the fiscal year ended:
2017	$2,132
2018	6,396
2019	9,465
2020	139,465
2021	—
Thereafter	—

Total	$157,458

(d)	Interest Rate Swap Agreements

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

The activity in accumulated other comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	December 25, 2016	December 27, 2015
Opening balance, accumulated other comprehensive income	$19	146
Unrealized gain (loss) from effective interest rate swaps, net of tax	227	(127)

Ending balance, accumulated other comprehensive income	$246	19

(3)	Leases

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

Total rent expense, which is included in operating costs in the consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Minimum land, building, equipment, and auto rental expense	$39,177	34,781	30,763
Contingent and percentage rental expense	978	1,017	943

Subtotal	40,155	35,798	31,706
Less subleases	(1,436)	(1,570)	(1,867)

Total rent expense	$38,719	34,228	29,839

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, and the future minimum lease payments under capital leases together with the present value of the net minimum capital lease payments (in thousands):

	Capital Leases	Operating Leases	Total
For the fiscal year ending:
2017	$8,832	39,611	48,443
2018	7,986	38,340	46,326
2019	6,639	37,516	44,155
2020	4,627	36,405	41,032
2021	2,469	34,280	36,749
Thereafter	3,974	198,225	202,199

Future minimum lease payments	34,527	$384,377	418,904

Less amounts representing interest	(4,704)

Present value of net minimum capital lease payments	29,823
Less current portion	(7,299)

Noncurrent portion	$22,524

The total future minimum lease payments include guaranteed residual values of $0.8 million related to various leased vehicles. The total future minimum lease payments have not been reduced by the future minimum sublease rentals due from lessees.

The following are the future minimum sublease rentals due from lessees (in thousands):

For the fiscal year ended:
2017	$1,142
2018	872
2019	728
2020	593
2021	375
Thereafter	681

Total	$4,391

Favorable leases, net of accumulated amortization totaled $1.0 million and $1.4 million as of December 25, 2016 and December 27, 2015, respectively. Unfavorable leases, net of accumulated amortization totaled $1.5 million and $1.8 million as of December 25, 2016 and December 27, 2015, respectively. Amortization of favorable and unfavorable leases on Company restaurants was $0.1 million, $0.1 million and $0.2 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. The Company also recognized a loss for the termination of favorable leases of $24 thousand, $0.1 million and $0 in the consolidated statements of operations and comprehensive income for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

Estimated future amortization expense (benefit) of favorable and unfavorable leases is as follows (in thousands):

For the fiscal year ended:
2017	$25
2018	9
2019	(45)
2020	(142)
2021	(127)
Thereafter	(266)

Total	$(546)

(4)	Stockholders’ Equity

As of December 25, 2016, the Company is authorized to issue 150.0 million shares of $0.01 par value common stock and 25.0 million shares of $0.01 par value preferred stock. As of December 25, 2016, there were 36.5 million shares of the Company’s common stock outstanding. As of December 25, 2016, there were no shares of the Company’s preferred stock outstanding.

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

(5)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were three interest rate swaps outstanding as of December 25, 2016.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of December 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,112	3,112	—	—
Interest rate swap (included with other current assets and other noncurrent assets on the consolidated balance sheets)	561	—	561	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(166)	—	(166)	—
Fair value measurement as of December 27, 2015:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,628	2,628	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	437	—	437	—
Interest rate swap (included with other noncurrent liabilities on the consolidated balance sheets)	(405)	—	(405)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the fiscal years ended December 25, 2016 and December 27, 2015.

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

(6)	Accounts and Vendor Receivables, Net

Accounts and vendor receivables consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Accounts receivable	$3,269	3,097
Vendor receivables	2,287	1,968
Allowance for doubtful accounts	(135)	(329)

Accounts and vendor receivables, net	$5,421	4,736

Accounts receivable, related parties	$408	425
Allowance for doubtful accounts	(22)	(22)

Accounts receivable, related parties, net	$386	403

The change in allowances for doubtful accounts is as follows:
Beginning balance	$351	205
Bad debt (benefit) expense, net	(72)	239
Write-offs and other	(122)	(93)

Ending balance	$157	351

(7)	Inventories, Net

Inventories, net consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Food, net	$2,612	2,421
Paper, net	714	659

Inventories, net	$3,326	3,080

(8)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Income taxes refundable	$1,505	2,887
Prepaid expenses	1,517	1,076
Interest rate swap asset	11	—
Deferred income taxes	—	1,676

Other current assets	$3,033	5,639

(9)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	December 25, 2016	December 27, 2015
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	18,342	16,798
Computer hardware and software	Up to 5 years	9,673	8,780
Leasehold improvements	Up to 20 years	25,171	22,987
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,553
Capital leases, equipment	Lesser of lease term or 5 years	28,707	22,956
Capital leases, automobiles	Lesser of lease term or 5 years	3,478	3,297
Construction-in-progress	—	8,086	3,408

Total		104,582	89,618
Less:
Accumulated depreciation		(33,462)	(26,830)
Accumulated amortization		(18,845)	(14,651)

Property and equipment, net		$52,275	48,137

Depreciation and amortization expense related to property and equipment was $14.5 million, $13.2 million and $11.0 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

(10)	Franchise Rights, Net

Franchise rights are intangible assets recorded at the time of an acquisition. The franchise rights represent the value of existing franchise agreements, and are amortized over the remaining life of the agreements. Franchise rights, net are as follows (in thousands):

	December 25, 2016	December 27, 2015
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(5,380)	(4,282)

Franchise rights, net	$24,243	25,341

Amortization expense related to franchise rights was $1.1 million, $1.1 million and $1.0 million during the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively, and is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income.

Estimated future amortization expense is as follows (in thousands):

For the fiscal year ended:
2017	$1,097
2018	1,097
2019	1,097
2020	1,081
2021	1,025
Thereafter	18,846

Total	$24,243

(11)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Investments for nonqualified deferred compensation plan	$3,112	2,628
Interest rate swap asset	550	437
Other noncurrent assets	907	608

Other noncurrent assets	$4,569	3,673

(12)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Payroll & related	$9,791	12,316
Sales and property taxes	2,620	2,472
Gift cards	1,135	974
Utilities	1,232	1,092
Occupancy	445	481
Interest	616	715
Bank fees	711	638
Other	1,390	398

Accrued expenses	$17,940	19,086

(13)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Financing obligations under build-to-suit transactions	$4,114	1,594
Closed store obligation	110	184
Other	166	377

Other current liabilities	$4,390	2,155

(14)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 25, 2016	December 27, 2015
Deferred rents	$7,434	5,875
Unfavorable lease liability, net	1,527	1,817
Deferred compensation	3,112	2,628
Deferred revenue	565	717
Closed store obligation	246	356
Interest rate swap liability	—	405
Other noncurrent liabilities	53	36

Other noncurrent liabilities	$12,937	11,834

Deferred revenue includes initial franchise license fees that have been received, but for which the Company has not completed its obligations under these franchise agreements; therefore, revenue has not been recognized.

(15)	Closed Store Obligation

As of December 25, 2016 and December 27, 2015, the Company had several stores that were either closed and vacant or closed and subleased. The closed store obligation consists of the present value of remaining future minimum lease payments under non-cancelable lease agreements for those stores that were either closed and vacant or closed and subleased less the present value of remaining future minimum lease payments under non-cancelable subleases on those stores. In addition, estimates of future property tax and maintenance expenditures for vacant stores through their remaining lease terms are included in the obligation for closed stores. Any resulting expense or income is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income as the stores are closed. Cash payments are scheduled to continue through 2026.

The change in the closed store obligation is as follows (in thousands):

	December 25, 2016	December 27, 2015
Closed store obligation, beginning of fiscal year	$540	609
Cash payments for lease obligations, net of cash received on subleases and the change in present value of future lease obligations	(133)	(105)
(Benefit) provision for closed stores	(51)	36

Closed store obligation, end of fiscal year	356	540
Less current portion	(110)	(184)

Noncurrent closed store obligation	$246	356

(16)	Income Taxes

Income tax expense consist of the following (in thousands):

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Current:
U.S. federal	$19,344	16,021	14,387
State and local	2,370	2,005	2,182

Total current	21,714	18,026	16,569

Deferred:
U.S. federal	$(699)	(566)	(987)
State and local	(1,478)	(1,426)	7

Total deferred	(2,177)	(1,992)	(980)

Income tax expense	$19,537	16,034	15,589

Income tax expense for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Fiscal Year Ended
	December 25,		December 27,		December 28,
	2016		2015		2014
Computed “expected” tax expense	$20,038	35.0%	$14,896	35.0%	$14,598	35.0%
Increase (reduction) in income taxes resulting from:
Work Opportunity and Welfare to Work tax credits, net of federal income tax expense	(1,355)	(2.4%)	(795)	(1.9%)	(460)	(1.1%)
State and local income taxes, net of federal income tax expense/benefit	580	1.0%	376	0.9%	1,423	3.4%
Expenses related to public offerings not deductible for income tax purposes	145	0.2%	1,548	3.6%	—	0.0%
Meals and entertainment	32	0.1%	27	0.1%	20	0.1%
Other, net	97	0.2%	(18)	0.0%	8	0.0%

Total	$19,537	34.1%	$16,034	37.7%	$15,589	37.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 2016 and December 27, 2015 are presented below (in thousands):

	December 25, 2016	December 27, 2015
Current deferred tax assets (liabilities):
Capital lease assets and obligations and property and equipment	$—	718
Reserves, accruals, and other assets	—	1,274
Discount on early repayment of debt	—	(592)
Accrued vacation	—	276

Current deferred tax assets, net	$—	1,676

Noncurrent deferred tax assets (liabilities):
Brand	$(101,116)	(101,988)
Franchise rights and other intangible assets	(15,562)	(15,970)
Discount on early repayment of debt	(1,185)	(1,185)
Capital lease assets and obligations and property and equipment	(1,160)	(1,647)
Deferred compensation	1,177	1,000
Stock-based compensation	2,354	2,099
Deferred rent	2,805	2,235
Reserves, accruals, and other assets	1,375	428

Noncurrent deferred tax liabilities, net	$(111,312)	(115,028)

There was no valuation allowance for deferred tax assets as of December 25, 2016 and December 27, 2015. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. Uncertain tax positions and related interest and penalties on uncertain tax positions for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 were not significant.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The U.S. federal and material state and local tax statutes of limitations remain open for the fiscal years 2013 and forward.

(17)	Commitments and Contingencies

(a)	Litigation

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States and certain vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 44%, 44% and 45% of the Company’s total franchise royalty revenues for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 40% and 44% of the Company’s gross royalty and franchise fee accounts receivable as of December 25, 2016 and December 27, 2015, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

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

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined default by the franchisee is unlikely due to their timely and consistent payments; therefore, the Company has not recorded a liability for this note on its consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.1 million as of both December 25, 2016 and December 27, 2015.

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

The minimum future payments required under existing sponsorship agreements are as follows (in thousands):

For the fiscal year ended:
2017	$3,517
2018	2,721
2019	1,898
2020	893
2021	—
Thereafter	—

Total	$9,029

(18)	Employee Benefit Plans

(a)	401(k) Plan

The Company sponsors a 401(k) tax deferred savings plan covering employees meeting certain age and service requirements as defined in the plan. Participants can make pretax contributions with the Company matching certain percentages of employee contributions. The total employer matching expense related to the plan was $0.7 million, $0.7 million and $0.6 million for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014, respectively.

(b)	Deferred Compensation Plan

The Company has a rabbi trust to invest compensation deferred under our nonqualified deferred compensation plan and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. This plan allows eligible participants to defer compensation. Deferred compensation, net of accumulated earnings and/or losses on the participant-directed investment options, is distributable in cash at employee specified dates or upon retirement, death, disability or termination from the plan. Realized and unrealized gains and losses on these securities are recorded in the consolidated statements of operations and comprehensive income and offset changes in deferred compensation liabilities to participants. The assets of the plan were $3.1 million and $2.6 million as of December 25, 2016 and December 27, 2015, respectively, and are subject to the Company’s creditors and are included in the accompanying consolidated balance sheets.

(19)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the fiscal years ended December 25, 2016 and December 27, 2015. The Company has not presented basic net income per share for the fiscal year ended December 28, 2014 because its historical capital structure makes the presentation of net income per share not meaningful as the Company did not have any shares of common stock outstanding prior to its IPO.

The computation of diluted net income per share assumes the conversion of the outstanding preferred stock into common stock. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computation of basic and diluted net income per share for the fiscal years ended December 25, 2016, December 27, 2015 and December 28, 2014 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Net income	$37,716	26,526	26,120

Weighted average number of common shares outstanding-basic	36,258	23,118	—

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	—	12,822	35,904
Weighted average dilutive effect of stock-based compensation	1,426	1,524	1,525

Weighted average number of common shares outstanding-diluted	37,684	37,464	37,429

Net income per share-basic	$1.04	1.15	—

Net income per share-diluted	$1.00	0.71	0.70

(20)	Stock Compensation Plan

Effective immediately prior to the IPO, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant stock options, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. There are up to 8.5 million shares available for issuance under the Amended 2011 Plan of authorized but unissued common stock. At December 25, 2016, there were 4.0 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate. Volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the fiscal year ended December 27, 2015. The assumptions used for grants made during the fiscal years ended December 25, 2016 and December 28, 2014 are provided in the following table:

	December 25, 2016	December 28, 2014
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	27.73%	32.00% to 34.90%
Expected term	6.25 years	5.75 to 6.49 years
Risk-free interest rate	1.41%	1.72% to 1.98%

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 27, 2015	4,347,024	$3.78	6.8	$51,198
Granted	151,000	18.05
Exercised	(530,042)	2.28		8,021
Repurchased	—	—
Forfeited	(200,709)	3.23
Expired	—	—

Balance as of December 25, 2016	3,767,273	$4.59	6.0	$55,023

Exercisable as of December 25, 2016	2,348,583	$4.12	5.9	$35,407

As of December 25, 2016, there was $2.0 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of December 25, 2016, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million outstanding performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 27, 2015	7,893	$19.00
Granted	92,120	18.05
Forfeited	(10,270)	18.05
Vested	(7,893)	19.00

Nonvested as of December 25, 2016	81,850	$18.05

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

As of December 25, 2016, there was $1.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized ratably over a period of approximately 3.2 years.

(21)	Related Party Transactions

Advent is related to the Company through members of the board of directors and ownership of the Company. The Company reimburses Advent for certain expenses. There were no amounts included in accounts payable due to Advent as of both December 25, 2016 and December 27, 2015.

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

MRMJ Holdings, LLC (“MRMJ”) is owned by a certain indirect stockholder of the Company. MRMJ leases land and a building to the Company for use as a restaurant operated by the Company.

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Fiscal Year Ended
Related Party	Description	December 25, 2016	December 27, 2015	December 28, 2014
Advent	Out-of-pocket expense reimbursement	$11	38	73
The Panthers	Marketing/sponsorship expense	737	700	684
New Generation	Advertising expense	—	74	117
Tri-Arc	Marketing expense	72	72	72
JZF	Rent payments	217	196	201
MRE	Rent payments	152	197	141
PLP	Rent payments	57	140	—
CBM	Rent payments	100	23	—
MRMJ	Rent payments	37	—	—

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Fiscal Year Ended
Related Party	December 25, 2016	December 27, 2015	December 28, 2014
Cajun	$99	97	95
New Generation	568	521	466
Tri-Arc	5,107	4,928	4,611

	Other Franchise Revenues
	Fiscal Year Ended
Related Party	December 25, 2016	December 27, 2016	December 28, 2015
Cajun	$—	—	—
New Generation	—	60	—
Tri-Arc	25	38	75

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	December 25, 2016	December 27, 2015
Cajun	$8	9
New Generation	51	52
Tri-Arc	382	387

(22)	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial and operating information for each quarter of fiscal 2016 and fiscal 2015. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Fiscal Year 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues:
Company restaurant revenues	$121,413	124,674	126,358	132,219
Franchise royalty revenues	6,172	6,621	6,739	6,832
Other franchise revenues	70	300	100	383

Total revenues	127,655	131,595	133,197	139,434

Operating income	14,072	18,004	16,150	17,275
Net income	7,844	10,031	10,019	9,822

Net income per share:
Basic	0.22	0.28	0.28	0.27
Diluted	0.21	0.27	0.27	0.26

	Fiscal Year 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues:
Company restaurant revenues	$108,336	114,043	117,536	122,223
Franchise royalty revenues	5,936	6,368	6,436	6,364
Other franchise revenues	375	105	287	193

Total revenues	114,647	120,516	124,259	128,780

Operating income(1)	9,488	13,166	14,479	14,555
Net income	3,438	6,334	8,910	7,844

Net income per share:
Basic	—	0.31	0.25	0.22
Diluted	0.09	0.17	0.24	0.21

(1)	The first and second quarter of fiscal year 2015 include expenses related to the Company’s IPO of $2.7 million and $1.8 million, respectively.

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an independent registered public accounting firm.

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Bojangles’, Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.