Form 10-Q
period 2017-03-26
Bojangles', Inc.
filed 2017-05-02
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 25, 2017, there were 36,596,368 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy, technology initiatives and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses, such as salmonella, E. coli or others;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

ii

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016 filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2017 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	March 26,	December 25,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$21,413	13,898
Accounts and vendor receivables, net of allowance for doubtful accounts of $287 and $135	5,164	5,421
Accounts receivable, related parties, net of allowance for doubtful accounts of $23 and $22	435	386
Inventories, net	3,273	3,326
Other current assets	2,053	3,033

Total current assets	32,338	26,064

Property and equipment, net	54,710	52,275
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	23,969	24,243
Favorable leases, net	900	981
Other noncurrent assets	4,118	4,569

Total assets	$567,675	559,772

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,729	16,818
Accrued expenses	20,816	17,940
Current maturities of long-term debt	2,132	2,132
Current maturities of capital lease obligations	7,533	7,299
Other current liabilities	8,189	4,390

Total current liabilities	50,399	48,579

Long-term debt, less current maturities and deferred debt issuance costs, net	151,616	153,630
Deferred income taxes	111,179	111,312
Capital lease obligations, less current maturities	22,493	22,524
Other noncurrent liabilities	12,962	12,937

Total liabilities	348,649	348,982

Commitments and contingencies (notes 2, 11 and 12)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both March 26, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,596 and 36,547 shares issued and outstanding as of March 26, 2017 and December 25, 2016, respectively	366	365
Additional paid-in capital	125,337	124,802
Retained earnings	92,994	85,377
Accumulated other comprehensive income	329	246

Total stockholders’ equity	219,026	210,790

Total liabilities and stockholders’ equity	$567,675	559,772

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Revenues:
Company restaurant revenues	$124,783	121,413
Franchise royalty revenues	6,513	6,172
Other franchise revenues	200	70

Total revenues	131,496	127,655

Company restaurant operating expenses:
Food and supplies costs	38,684	38,521
Restaurant labor costs	36,347	33,336
Operating costs	29,691	28,413
Depreciation and amortization	3,208	3,083

Total Company restaurant operating expenses	107,930	103,353

Operating income before other operating expenses	23,566	24,302

Other operating expenses:
General and administrative	8,953	9,511
Depreciation and amortization	725	717
Impairment	296	201
Loss (gain) on disposal of property and equipment	22	(199)

Total other operating expenses	9,996	10,230

Operating income	13,570	14,072
Amortization of deferred debt issuance costs	(118)	(146)
Interest income	1	1
Interest expense	(1,667)	(2,024)

Income before income taxes	11,786	11,903
Income taxes	4,169	4,059

Net income	7,617	7,844

Other comprehensive income (loss), net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of $(50) and $255	83	(414)

Comprehensive income	$7,700	7,430

Net income per share:
Basic	$0.21	0.22

Diluted	$0.20	0.21

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirteen Weeks Ended March 26, 2017

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance as of December 25, 2016	36,547	$365	124,802	85,377	246	210,790

Net income	—	—	—	7,617	—	7,617
Change in fair value on interest rate swaps, net of income tax expense of $50	—	—	—	—	83	83
Stock option exercises	49	1	161	—	—	162
Stock-based compensation	—	—	374	—	—	374

Balance as of March 26, 2017	36,596	$366	125,337	92,994	329	219,026

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net income	$7,617	7,844
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(183)	(855)
Depreciation and amortization	3,933	3,800
Amortization of deferred debt issuance costs	118	146
Impairment	296	201
Loss (gain) on disposal of property and equipment	22	(199)
Provision for doubtful accounts	153	63
Benefit for inventory spoilage	(3)	(1)
Benefit for closed stores	—	(1)
Stock-based compensation	374	276
Excess tax benefit from stock-based compensation	—	(449)
Changes in operating assets and liabilities	1,909	1,500

Net cash provided by operating activities	14,236	12,325

Cash flows from investing activities:
Purchases of property and equipment	(3,015)	(839)
Proceeds from disposition of property and equipment	14	9

Net cash used in investing activities	(3,001)	(830)

Cash flows from financing activities:
Principal payments on long-term debt	(2,132)	(3,669)
Stock option exercises	162	271
Excess tax benefit from stock-based compensation	—	449
Principal payments on capital lease obligations	(1,750)	(1,400)

Net cash used in financing activities	(3,720)	(4,349)

Net increase in cash and cash equivalents	7,515	7,146
Cash and cash equivalents balance, beginning of fiscal period	13,898	14,263

Cash and cash equivalents balance, end of fiscal period	$21,413	21,409

Supplemental cash flow disclosures:
Cash paid for interest	$1,634	1,996
Cash paid for income taxes	410	2,076
Assets acquired under capital leases	2,029	1,043
Net change in assets under financing obligations	1,459	2,673
Reduction of capital lease obligations upon return of assets	69	93
Reduction of capital lease obligations upon early termination of lease	—	288

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of March 26, 2017, there were 314 Company-operated restaurants, 61 related party franchised restaurants, and 353 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 26, 2017:

	Thirteen Weeks Ended
	March 26, 2017
	Franchised	Company- Operated	System- Wide

Restaurants at the beginning of the period	407	309	716
Opened during the period	7	6	13
Closed during the period	—	(1)	(1)
Refranchised during the period	—	—	—

Restaurants at the end of the period	414	314	728

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen weeks ended March 26, 2017, we closed one Company-operated restaurant, which was a relocation.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 25, 2016. Certain prior period balances have been reclassified to conform to current period presentation.

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

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal year 2017 will end on December 31, 2017 and will consist of 53 weeks. Fiscal year 2016 ended on December 25, 2016 and consisted of 52 weeks. The first three fiscal quarters of fiscal year 2017 are each comprised of thirteen weeks, and the fourth fiscal quarter of fiscal year 2017 is comprised of fourteen weeks. Fiscal quarters within fiscal year 2016 are each comprised of thirteen weeks.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. The Company is still evaluating its transition approach and expects to reach a decision in the second fiscal quarter of fiscal year 2017. The Company has completed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its company restaurant revenues or franchise royalty revenues. The Company expects the adoption of ASU 2014-09 will require the Company to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact its other franchise revenues. In addition, the Company anticipates funds contributed by franchisees to the advertising funds managed by the Company, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on December 31, 2018, which is the first day of its fiscal year 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects that ASU 2016-02 will have a material effect on its condensed consolidated financial statements. While the Company is continuing to assess the impact of adoption, it currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s condensed consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 prospectively during the first fiscal quarter of 2017, and the adoption did not have a significant impact on the condensed consolidated financial statements. The Company expects the adoption of ASU 2016-09 to cause volatility in its effective tax rates and diluted net income per share due to the tax effects related to share-based payments being recorded to the condensed consolidated statement of operations and comprehensive income. The volatility in future periods will depend on the Company’s stock price on the date awards are exercised or vest and the number of awards that are exercised or vest in each period. In addition, the adoption of ASU 2016-09 resulted in an increase in the weighted average number of common shares outstanding used for computing diluted net income per share as tax effects related to share-based payments are no longer considered assumed proceeds when calculating dilutive potential common shares using the treasury-stock method.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. The Company has not yet fully evaluated the potential impact of all of these proposals, but will make such an evaluation as the standards are finalized.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	March 26, 2017	December 25, 2016

Term Loan, due October 9, 2020	$155,326	157,458
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	155,326	157,458
Less: Current maturities of long term debt	(2,132)	(2,132)
Less: Deferred debt issuance costs, net	(1,578)	(1,696)

Long-term debt, less current maturities and deferred debt issuance costs, net	$151,616	153,630

	March 26, 2017	December 25, 2016
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(3,231)	(3,113)

Deferred debt issuance costs, net	$1,578	1,696

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015, September 25, 2015 and October 19, 2016.

As of March 26, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $155.3 million, all of which were accruing interest at a rate of approximately 2.78%. As of December 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $157.5 million, all of which were accruing interest at a rate of approximately 2.61%.

As of March 26, 2017 and December 25, 2016, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of March 26, 2017.

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

In connection with the Credit Agreement, as of March 26, 2017, the Company has three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which the Company pays interest fixed at 1.3325% and receives the one-month LIBOR rate. Also on May 17, 2013, the Company entered into a separate interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which the Company pays interest fixed at 0.70125% and receives the one-month LIBOR rate. On October 26, 2015, the Company entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended	Fiscal Year Ended
	March 26, 2017	December 25, 2016
Opening balance, accumulated other comprehensive income	$246	19
Unrealized gain from effective interest rate swap, net of tax	83	227

Ending balance, accumulated other comprehensive income	$329	246

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were three interest rate swaps outstanding as of March 26, 2017.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of
March 26, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,729	2,729	—	—
Interest rate swap (included with other current assets and other other noncurrent assets on the consolidated balance sheets)	595	—	595	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(67)	—	(67)	—

Fair value measurement as of
December 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,112	3,112	—	—
Interest rate swap (included with other current assets and other other noncurrent assets on the consolidated balance sheets)	561	—	561	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(166)	—	(166)	—

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirteen weeks ended March 26, 2017.

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

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Prepaid expenses	$2,040	1,517
Interest rate swap asset	13	11
Income taxes refundable	—	1,505

Other current assets	$2,053	3,033

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	March 26, 2017	December 25, 2016

Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	18,559	18,342
Computer hardware and software	Up to 5 years	9,828	9,673
Leasehold improvements	Up to 20 years	28,473	25,171
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	29,627	28,707
Capital leases, automobiles	Lesser of lease term or 5 years	3,485	3,478
Construction-in-progress	—	8,784	8,086

Total		109,881	104,582

Less:
Accumulated depreciation		(35,230)	(33,462)
Accumulated amortization		(19,941)	(18,845)

Property and equipment, net		$54,710	52,275

Depreciation and amortization expense related to property and equipment was $3.7 million and $3.5 million for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	March 26, 2017	December 25, 2016
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(5,654)	(5,380)

Franchise rights, net	$23,969	24,243

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended March 26, 2017 and March 27, 2016.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Investments for nonqualified deferred compensation plan	$2,729	3,112
Interest rate swap asset	582	550
Other noncurrent assets	807	907

Other noncurrent assets	$4,118	4,569

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Payroll & related	$9,607	9,791
Sales and property taxes	4,163	2,620
Gift cards	903	1,135
Utilities	1,288	1,232
Occupancy	473	445
Interest	648	616
Bank fees	711	711
Other	3,023	1,390

Accrued expenses	$20,816	17,940

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Financing obligations under build-to-suit transactions	$5,573	4,114
Income taxes payable	2,437	—
Closed store obligation	112	110
Interest rate swap liability	67	166

Other current liabilities	$8,189	4,390

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	March 26, 2017	December 25, 2016
Deferred rents	$7,847	7,434
Unfavorable lease liability, net	1,457	1,527
Deferred compensation	2,729	3,112
Deferred revenue	660	565
Closed store obligation	217	246
Other noncurrent liabilities	52	53

Other noncurrent liabilities	$12,962	12,937

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

franchisees, one of which is a related party, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the thirteen weeks ended March 26, 2017 and March 27, 2016. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% and 40% of the Company’s gross royalty and franchise fee accounts receivable as of March 26, 2017 and December 25, 2016, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined that default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this note on its condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $0.1 million as of both March 26, 2017 and December 25, 2016.

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

On August 15, 2016, the Company entered into an agreement with another financial institution providing up to $3.0 million for leasing of equipment, which is scheduled to expire on June 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the average of two- and three-year interest rate swap rates as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

On October 11, 2016, the Company entered into an agreement with another financial institution providing up to $2.1 million for leasing of equipment, which is scheduled to expire on September 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the three-year interest rate swap on the lease commencement date for the specific equipment project plus 290 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

(13)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 26, 2017 and March 27, 2016.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method, and assumes the conversion of the outstanding preferred stock into common stock.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The computations of basic and diluted net income per share for the thirteen weeks ended March 26, 2017 and March 27, 2016 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Net income	$7,617	7,844

Weighted average number of common shares outstanding-basic	36,568	36,023

Weighted average dilutive effect of stock-based compensation	2,069	1,412

Weighted average number of common shares outstanding-diluted	38,637	37,435

Net income per share-basic	$0.21	0.22

Net income per share-diluted	$0.20	0.21

(14)	Income Taxes

The Company’s effective income tax rates were 35.4% and 34.1% for the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. The effective income tax rate for both of the thirteen weeks ended March 26, 2017 and March 27, 2016 was impacted by the recognition of certain tax credits. In addition, the effective income tax rate for the thirteen weeks ended March 26, 2017 was impacted by the recognition of $0.2 million of excess tax benefits associated with the exercise of stock options.

(15)	Stock Compensation Plan

Effective immediately prior to the Company’s initial public offering in May 2015, the Company’s board of directors and stockholders approved the amendment and restatement of the 2011 Equity Incentive Plan. Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At March 26, 2017, there were 4.0 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)

Balance as of December 25, 2016	3,767,273	$4.59	6.0	$55,023

Granted	—
Exercised	(48,934)	3.31		751
Repurchased	—
Forfeited	(4,244)	10.56
Expired	—

Balance as of March 26, 2017	3,714,095	$4.60	5.8	$56,065

Exercisable as of March 26, 2017	2,358,218	$4.24	5.7	$36,465

As of March 26, 2017, there was $1.7 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of March 26, 2017, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date

Nonvested as of December 25, 2016	81,850	$18.05

Granted	—
Forfeited	(1,000)	18.05
Vested	—

Nonvested as of March 26, 2017	80,850	$18.05

As of March 26, 2017, there was $1.0 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.1 years.

(16)	Related Party Transactions

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended
Related Party	Description	March 26, 2017	March 27, 2016
The Panthers	Marketing/sponsorship expense	—	100
Tri-Arc	Marketing expense	18	18
JZF	Rent payments	48	47
MRE	Rent payments	75	35
PLP	Rent payments	—	55
CBM	Rent payments	25	25
MRMJ	Rent payments	15	—

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended
Related Party	March 26, 2017	March 27, 2016
Cajun	$23	23
New Generation	142	136
Tri-Arc	1,246	1,222

	Other Franchise Revenues
	Thirteen Weeks Ended
Related Party	March 26, 2017	March 27, 2016
Cajun	$—	—
New Generation	—	—
Tri-Arc	—	13

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	March 26, 2017	December 25, 2016
Cajun	$8	8
New Generation	53	51
Tri-Arc	400	382

(17)	Subsequent Event

In connection with a former executive’s departure from the Company subsequent to March 26, 2017, the Company expects to incur severance and related legal fees of approximately $0.6 million during the thirteen weeks ended June 25, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the consolidated financial condition and results of operations for Bojangles’, Inc. (“Bojangles” or the “Company”) should be read in conjunction with the financial statements of the Company and notes thereto included elsewhere in this Quarterly Report. In this Quarterly Report, unless the context otherwise requires, references to “we,” “us,” and “our” mean the Company, together with its subsidiaries, on a consolidated basis.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of March 26, 2017, have expanded our system-wide restaurants to 728 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $301.8 million of system-wide sales during the thirteen weeks ended March 26, 2017. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

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

Company Restaurant Revenues

Company restaurant revenues consists of sales of food and beverages in company-operated restaurants. Company restaurant revenues in a period are influenced by several factors, including the number of operating weeks in such period, the number of open restaurants and comparable restaurant sales.

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

	Trailing Twelve Months Ended
	March 26, 2017	March 27, 2016
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,805	1,839

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

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Comparable Restaurant Sales:
Company-operated	(3.5)%	2.7%
Franchised	(0.5)%	1.6%
Total system-wide	(1.7)%	2.0%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended March 26, 2017:

	Thirteen Weeks Ended
	March 26, 2017
	Franchised	Company- Operated	System- Wide

Restaurants at the beginning of the period	407	309	716
Opened during the period	7	6	13
Closed during the period	—	(1)	(1)
Refranchised during the period	—	—	—

Restaurants at the end of the period	414	314	728

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen weeks ended March 26, 2017, we closed one company-operated restaurant, which was a relocation.

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

Adjusted Net Income represents company net income before items that we do not consider representative of our ongoing operating performance as identified in the reconciliation table below. Adjusted Diluted Net Income per Share represents company diluted net income per share before items that we do not consider representative of our ongoing operating performance as identified in the reconciliation table below.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 26, 2017	March 27, 2016
Net income	$7,617	7,844

Certain professional and transaction costs (a)	3	33
Payroll taxes associated with stock option exercises (b)	26	20
Distributor transition costs (c)	—	65
Executive separation expenses (d)	5	—
Tax impact of adjustments (e)	(11)	(44)

Total adjustments	23	74

Adjusted Net Income	$7,640	7,918

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Diluted net income per share	$0.20	0.21

Certain professional and transaction costs (a)	—	—
Payroll taxes associated with stock option exercises (b)	—	—
Distributor transition costs (c)	—	—
Executive separation expenses (d)	—	—
Tax impact of adjustments (e)	—	—

Total adjustments	—	—

Adjusted Diluted Net Income per Share	$0.20	0.21

(a)	Includes costs associated with third-party consultants for one-time projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(c)	Includes expenses incurred in connection with the transition to our new distributor.
(d)	Represents legal fees associated with a former executive’s departure from the Company. We expect to incur similar severance and legal fees in future periods associated with another former executive’s departure from the Company, including $0.6 million during the thirteen weeks ended June 25, 2017.
(e)	Represents the income tax expense associated with the adjustments in (a) through (d) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 26, 2017	March 27, 2016
Net income	$7,617	7,844
Income taxes	4,169	4,059
Interest expense, net	1,666	2,023
Depreciation and amortization (a)	4,051	3,946

EBITDA	17,503	17,872
Non-cash rent (b)	404	378
Stock-based compensation (c)	374	276
Payroll taxes associated with stock option exercises (d)	26	20
Preopening expenses (e)	375	218
Certain professional, transaction and other costs (f)	3	33
Distributor transition costs (g)	—	65
Executive separation expenses (h)	5	—
Impairment and dispositions (i)	332	11

Adjusted EBITDA	$19,022	18,873

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes costs associated with third-party consultants for one-time projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(g)	Includes expenses incurred in connection with the transition to our new distributor.
(h)	Represents legal fees associated with a former executive’s departure from the Company. We expect to incur similar severance and legal fees in future periods associated with another former executive’s departure from the Company, including $0.6 million during the thirteen weeks ended June 25, 2017.
(i)	Includes loss (gain) on disposal of property and equipment, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future losses (gains) and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

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

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 26, 2017	March 27, 2016
Company restaurant revenues	$124,783	121,413
Food and supplies costs	(38,684)	(38,521)
Restaurant labor costs	(36,347)	(33,336)
Operating costs	(29,691)	(28,413)

Restaurant contribution	$20,061	21,143

Restaurant contribution margin	16.1%	17.4%

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

Although the implementation of the Department of Labor (“DOL”) regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 were enjoined, we increased the salaries of certain of our team members during the fourth fiscal quarter of fiscal 2016 in response to these regulations. Increasing the salary of these employees, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our restaurant labor costs. Our restaurant labor costs could increase further if the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 ultimately go in to effect.

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

Impairment

Long-lived assets such as property, equipment and intangible assets are reviewed on a unit-by-unit basis for impairment. When circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.

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

Results of Operations

Thirteen Weeks Ended March 26, 2017 Compared with the Thirteen Weeks Ended March 27, 2016

Our operating results for the thirteen weeks ended March 26, 2017 and March 27, 2016 are compared below:

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$124,783	$121,413	$3,370	2.8%
Franchise royalty revenues	6,513	6,172	341	5.5%
Other franchise revenues	200	70	130	185.7%

Total revenues	131,496	127,655	3,841	3.0%

Company restaurant operating expenses:
Food and supplies costs	38,684	38,521	163	0.4%
Restaurant labor costs	36,347	33,336	3,011	9.0%
Operating costs	29,691	28,413	1,278	4.5%
Depreciation and amortization	3,208	3,083	125	4.1%

Total company restaurant operating expenses	107,930	103,353	4,577	4.4%

Operating income before other operating expenses	23,566	24,302	(736)	(3.0)%

Other operating expenses:
General and administrative	8,953	9,511	(558)	(5.9)%
Depreciation and amortization	725	717	8	1.1%
Impairment	296	201	95	47.3%
Loss (gain) on disposal of property and equipment	22	(199)	221	(111.1)%

Total other operating expenses	9,996	10,230	(234)	(2.3)%

Operating income	13,570	14,072	(502)	(3.6)%
Amortization of deferred debt issuance costs	(118)	(146)	28	(19.2)%
Interest income	1	1	—	0.0%
Interest expense	(1,667)	(2,024)	357	(17.6)%

Income before income taxes	11,786	11,903	(117)	(1.0)%
Income taxes	4,169	4,059	110	2.7%

Net income	$7,617	$7,844	$(227)	(2.9)%

Company Restaurant Revenues

Company restaurant revenues increased $3.4 million, or 2.8%, during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 26 company-operated restaurants as of March 26, 2017 compared to March 27, 2016) accounting for $7.5 million, partially offset by a decrease in comparable company restaurant sales of $4.1 million, or 3.5%, composed of decreases in transactions and mix, partially offset by increases in price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.3 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The increase was primarily due to a net additional 31 franchised restaurants at March 26, 2017 compared to March 27, 2016, partially offset by a decrease in franchised comparable restaurant sales of 0.5%.

Other Franchise Revenues

Other franchise revenues increased $0.1 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The decrease was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $0.2 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended March 26, 2017 was 31.0% versus 31.7% during the thirteen weeks ended March 27, 2016. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $3.0 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016, primarily due to higher company restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 29.1% during the thirteen weeks ended March 26, 2017 from 27.5% during the thirteen weeks ended March 27, 2016. This increase was primarily driven by an increase in direct labor and medical costs, partially offset by lower incentive compensation.

We expect our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members in response to the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to go in to effect December 1, 2016. Our restaurant labor costs could increase further if these DOL regulations ultimately go in to effect.

Operating Costs

Operating costs increased $1.3 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016, primarily due to higher company restaurant revenues, partially offset by a decrease in marketing costs as a result of the timing of expenses incurred during the thirteen weeks ended March 27, 2016. As a percentage of company restaurant revenues, operating costs increased to 23.8% during the thirteen weeks ended March 26, 2017 from 23.4% during the thirteen weeks ended March 27, 2016. Operating costs as a percentage of company restaurant revenues increased primarily due to higher occupancy and utilities costs, partially offset by lower marketing costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.1 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.6% and 2.5% during the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The decrease during the thirteen weeks ended March 26, 2017 was due primarily to lower incentive compensation, partially offset by headcount added to support an increased number of restaurants in our system. As a percentage of total revenues, general and administrative expenses were 6.8% and 7.5% during the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.4 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. The decrease was due primarily to principal payments of $41.2 million on our long-term debt from March 28, 2016 to March 26, 2017 and a reduction in our applicable rate, partially offset by an increase in the LIBOR rate.

Income Taxes

Income taxes increased $0.1 million during the thirteen weeks ended March 26, 2017 compared to the thirteen weeks ended March 27, 2016. Our effective income tax rates were 35.4% and 34.1% during the thirteen weeks ended March 26, 2017 and March 27, 2016, respectively. The effective income tax rate for both of the thirteen weeks ended March 26, 2017 and March 27, 2016 was impacted by the recognition of certain tax credits. In addition, the income tax rate for the thirteen weeks ended March 26, 2017 was impacted by the recognition of $0.2 million of excess tax benefits associated with the exercise of stock options.

Contractual Obligations

During the thirteen weeks ended March 26, 2017, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to its timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $0.1 million at both March 26, 2017 and December 25, 2016.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) and as modified by the Jumpstart our Business Startups Act of 2012, or the JOBS Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved.

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

We will remain an “emerging growth company” until the earliest of (a) December 27, 2020, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (d) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

Critical Accounting Policies and Use of Estimates

Our discussion and analysis of operating results and financial condition are based upon our consolidated financial statements. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Accounting policies are an integral part of our consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed herein involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our consolidated financial statements contained elsewhere in this Form 10-Q.

There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: retrospective or modified retrospective. We are still evaluating our transition approach and expect to reach a decision in the second fiscal quarter of fiscal year 2017. We have completed a preliminary review of ASU 2014-09 and do not expect the adoption of ASU 2014-09 to have a material impact on our company restaurant revenues or franchise royalty revenues. We expect the adoption of ASU 2014-09 will require us to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact our other franchise revenues. In addition, we anticipate funds contributed by franchisees to the advertising funds we manage, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2016-02 on December 31, 2018, which is the first day of our fiscal year 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that ASU 2016-02 will have a material effect on our condensed consolidated financial statements. While we are continuing to assess the impact of adoption, we currently believe the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our condensed consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. ASU 2016-09 addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-09 prospectively during the first fiscal quarter of 2017, and the adoption did not have a significant impact on the condensed consolidated financial statements. We expect the adoption of ASU 2016-09 to cause volatility in our effective tax rates and diluted net income per share due to the tax effects related to share-based payments being recorded to the condensed consolidated statement of operations and comprehensive income. The volatility in future periods will depend on the price of our common stock on the date awards are exercised or vest and the number of awards that are exercised or vest in each period. In addition, the adoption of ASU 2016-09 resulted in an increase in the weighted average number of common shares outstanding used for computing diluted net income per share as tax effects related to share-based payments are no longer considered assumed proceeds when calculating dilutive potential common shares using the treasury-stock method.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on our reporting. We have not yet fully evaluated the potential impact of all of these proposals, but will make such an evaluation as the standards are finalized.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations and working capital and general corporate needs. Our customers primarily pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees, which are primarily related to royalty revenues, as well as from certain vendors.

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

We currently expect our cash capital expenditures for fiscal year 2017 will range between $17.5 million and $18.0 million excluding approximately $1.6 million to $1.7 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 27 to 28 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and expenditures for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	March 26, 2017	March 27, 2016
Net cash provided by (used in)
Operating activities	$14,236	$12,325
Investing activities	(3,001)	(830)
Financing activities	(3,720)	(4,349)

Net increase in cash	$7,515	$7,146

Operating Activities

Net cash provided by operating activities increased from $12.3 million during the thirteen weeks ended March 27, 2016 to $14.2 million during the thirteen weeks ended March 26, 2017. The increase was primarily attributable to an increase in cash generated from our operations due to the net increase in company-operated restaurants and an increase in franchise royalty revenues.

Investing Activities

Net cash used in investing activities increased from $0.8 million during the thirteen weeks ended March 27, 2016 to $3.0 million during the thirteen weeks ended March 26, 2017. The increase was attributable to higher purchases of property and equipment, including expenditures related to new and remodeled company-operated restaurants, as well as our technology initiatives.

Financing Activities

Net cash used in financing activities decreased from $4.3 million during the thirteen weeks ended March 27, 2016 to $3.7 million during the thirteen weeks ended March 26, 2017. This decrease was primarily due to $1.5 million of lower principal payments on long-term debt, partially offset by $0.4 million of higher principal payments on capital lease obligations and a $0.4 million decrease in the excess tax benefit from stock-based compensation which, beginning in fiscal year 2017, is now recorded in the condensed consolidated statement of operations and comprehensive income.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with an initial maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. We had $155.3 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of March 26, 2017.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of March 26, 2017, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 2.78%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of March 26, 2017.

Hedging Arrangements

In connection with our Credit Agreement, as of March 26, 2017, we have three variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay interest fixed at 1.3325% and receive the one-month LIBOR rate. Also on May 17, 2013, we entered into a separate interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which we pay interest fixed at 0.70125% and receive the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage directly affect our labor costs and the PPACA has increased our health insurance costs beginning in fiscal year 2015. In addition to the factors we can control that could increase labor costs, such as our labor initiatives, the DOL regulations related to overtime and exempt versus non-exempt classifications that were scheduled to become effective December 1, 2016 but are currently enjoined could further increase our restaurant labor costs should they ultimately go into effect. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of March 26, 2017, we had outstanding borrowings of $155.3 million under our Credit Agreement. As of March 26, 2017, $125.0 million of our outstanding borrowings under the Credit Agreement were covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.3 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 44% of our total franchise royalty revenues for each of the thirteen weeks ended March 26, 2017 and March 27, 2016. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% and 40% of our gross royalty and franchise fee accounts receivable as of March 26, 2017 and December 25, 2016, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 26, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

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

Date: May 2, 2017

Bojangles’, Inc.

By:	/s/ M. John Jordan

M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith