Form 10-Q
period 2017-06-25
Bojangles', Inc.
filed 2017-07-27
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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

As of July 24, 2017, there were 36,999,264 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC. AND SUBSIDIARIES

INDEX

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 25, 2017 and December 25, 2016 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016 (Unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-six weeks ended June 25, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 25, 2017 and June 26, 2016 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signature	42

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	June 25, 2017	December 25, 2016
Assets
Current assets:
Cash and cash equivalents	$14,765	13,898
Accounts and vendor receivables, net of allowance for doubtful accounts of $151 and $135	6,252	5,421
Accounts receivable, related parties, net of allowance for doubtful accounts of $22 and $22	410	386
Inventories, net	3,290	3,326
Other current assets	5,269	3,033

Total current assets	29,986	26,064
Property and equipment, net	55,300	52,275
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	23,695	24,243
Favorable leases, net	826	981
Other noncurrent assets	3,989	4,569

Total assets	$565,436	559,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,505	16,818
Accrued expenses	23,329	17,940
Current maturities of long-term debt	—	2,132
Current maturities of capital lease obligations	7,895	7,299
Other current liabilities	4,798	4,390

Total current liabilities	47,527	48,579
Long-term debt, less current maturities and deferred debt issuance costs, net	141,924	153,630
Deferred income taxes	111,190	111,312
Capital lease obligations, less current maturities	22,887	22,524
Other noncurrent liabilities	13,267	12,937

Total liabilities	336,795	348,982

Commitments and contingencies (notes 2, 11 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both June 25, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 36,867 and 36,547 shares issued and outstanding as of June 25, 2017 and December 25, 2016, respectively	368	365
Additional paid-in capital	126,412	124,802
Retained earnings	101,611	85,377
Accumulated other comprehensive income	250	246

Total stockholders’ equity	228,641	210,790

Total liabilities and stockholders’ equity	$565,436	559,772

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenues:
Company restaurant revenues	$127,058	124,674	251,841	246,088
Franchise royalty revenues	6,978	6,621	13,491	12,793
Other franchise revenues	338	300	538	370

Total revenues	134,374	131,595	265,870	259,251

Company restaurant operating expenses:
Food and supplies costs	39,998	39,020	78,683	77,541
Restaurant labor costs	36,937	34,525	73,284	67,861
Operating costs	29,741	26,607	59,432	55,020
Depreciation and amortization	3,374	3,124	6,581	6,207

Total Company restaurant operating expenses	110,050	103,276	217,980	206,629

Operating income before other operating expenses	24,324	28,319	47,890	52,622

Other operating expenses:
General and administrative	9,817	9,402	18,770	18,912
Depreciation and amortization	753	716	1,478	1,433
Impairment	700	187	996	389
(Gain) loss on disposal of property and equipment and other	(125)	10	(104)	(189)

Total other operating expenses	11,145	10,315	21,140	20,545

Operating income	13,179	18,004	26,750	32,077
Amortization of deferred debt issuance costs	(176)	(222)	(294)	(369)
Interest income	12	2	13	3
Interest expense	(1,614)	(1,937)	(3,281)	(3,962)

Income before income taxes	11,401	15,847	23,188	27,749
Income taxes	2,784	5,816	6,954	9,874

Net income	8,617	10,031	16,234	17,875

Other comprehensive (loss) income, net of tax
Change in fair value on interest rate swaps, net of income tax benefit (expense) of $48, $219, $(2) and $474	(79)	(356)	4	(771)

Comprehensive income	$8,538	9,675	16,238	17,104

Net income per share:
Basic	$0.23	0.28	0.44	0.49

Diluted	$0.22	0.27	0.42	0.48

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Twenty-Six Weeks Ended June 25, 2017

(Unaudited)

(in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance as of December 25, 2016	36,547	$365	124,802	85,377	246	210,790
Net income	—	—	—	16,234	—	16,234
Change in fair value on interest rate swaps, net of income tax expense of $2	—	—	—	—	4	4
Stock option exercises	297	3	1,032	—	—	1,035
Vesting of restricted stock units	23	—	(103)	—	—	(103)
Stock-based compensation	—	—	681	—	—	681

Balance as of June 25, 2017	36,867	$368	126,412	101,611	250	228,641

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net income	$16,234	17,875
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(125)	(775)
Depreciation and amortization	8,059	7,640
Amortization of deferred debt issuance costs	294	369
Impairment	996	389
Gain on disposal of property and equipment and other	(104)	(189)
Provision (benefit) for doubtful accounts	16	(138)
(Benefit) provision for inventory spoilage	(2)	3
Benefit for closed stores	—	(51)
Stock-based compensation	681	549
Excess tax benefit from stock-based compensation	—	(1,573)
Changes in operating assets and liabilities	(1,964)	1,188

Net cash provided by operating activities	24,085	25,287

Cash flows from investing activities:
Purchases of property and equipment	(6,472)	(3,950)
Proceeds from disposition of property and equipment	41	49

Net cash used in investing activities	(6,431)	(3,901)

Cash flows from financing activities:
Principal payments on long-term debt	(14,132)	(17,669)
Stock option exercises	1,035	756
Vesting of restricted stock units	(103)	—
Excess tax benefit from stock-based compensation	—	1,573
Principal payments on capital lease obligations	(3,587)	(2,885)

Net cash used in financing activities	(16,787)	(18,225)

Net increase in cash and cash equivalents	867	3,161
Cash and cash equivalents balance, beginning of fiscal period	13,898	14,263

Cash and cash equivalents balance, end of fiscal period	$14,765	17,424

Supplemental cash flow disclosures:
Cash paid for interest	$3,258	3,957
Cash paid for income taxes	8,485	7,923
Assets acquired under capital leases	4,679	3,799
Net change in assets under financing obligations	554	808
Reduction of capital lease obligations upon return of assets	102	138
Reduction of capital lease obligations upon early termination of lease	—	288

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of June 25, 2017, there were 314 Company-operated restaurants, 61 related party franchised restaurants, and 365 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 25, 2017:

	Thirteen Weeks Ended June 25, 2017			Twenty-Six Weeks Ended June 25, 2017
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	414	314	728	407	309	716
Opened during the period	7	7	14	14	13	27
Closed during the period	—	(2)	(2)	—	(3)	(3)
Refranchised during the period	5	(5)	—	5	(5)	—

Restaurants at the end of the period	426	314	740	426	314	740

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and twenty-six weeks ended June 25, 2017, we closed two and three Company-operated restaurants, respectively, of which one and two, respectively, were relocations.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: full retrospective or modified retrospective. The Company expects to utilize the full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients. The Company has completed a preliminary review of ASU 2014-09 and does not expect the adoption of ASU 2014-09 to have a material impact on its company restaurant revenues or franchise royalty revenues. The Company expects the adoption of ASU 2014-09 will require the Company to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact its other franchise revenues. In addition, the Company anticipates funds contributed by franchisees to the advertising funds managed by the Company, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Term Loan, due October 9, 2020	$143,326	157,458
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	143,326	157,458
Less: Current maturities of long term debt	—	(2,132)
Less: Deferred debt issuance costs, net	(1,402)	(1,696)

Long-term debt, less current maturities and deferred debt issuance costs, net	$141,924	153,630

	June 25, 2017	December 25, 2016
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(3,407)	(3,113)

Deferred debt issuance costs, net	$1,402	1,696

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015, September 25, 2015 and October 19, 2016.

As of June 25, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $143.3 million, all of which were accruing interest at a rate of approximately 3.04%. As of December 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $157.5 million, all of which were accruing interest at a rate of approximately 2.61%.

As of June 25, 2017 and December 25, 2016, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of June 25, 2017.

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

In connection with the Credit Agreement, as of June 25, 2017, the Company has two variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which the Company pays interest fixed at 1.3325% and receives the one-month LIBOR rate. On October 26, 2015, the Company entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	Twenty-Six Weeks Ended June 25, 2017	Fiscal Year Ended December 25, 2016
Opening balance, accumulated other comprehensive income	$246	19
Unrealized gain from effective interest rate swap, net of tax	4	227

Ending balance, accumulated other comprehensive income	$250	246

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were two interest rate swaps outstanding as of June 25, 2017.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of June 25, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,852	2,852	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	416	—	416	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(15)	—	(15)	—
Fair value measurement as of December 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,112	3,112	—	—
Interest rate swap (included with other current assets and other other noncurrent assets on the consolidated balance sheets)	561	—	561	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(166)	—	(166)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the twenty-six weeks ended June 25, 2017.

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

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Prepaid expenses	$2,357	1,517
Income taxes refundable	2,912	1,505
Interest rate swap asset	—	11

Other current assets	$5,269	3,033

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	June 25, 2017	December 25, 2016
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	19,850	18,342
Computer hardware and software	Up to 5 years	10,117	9,673
Leasehold improvements	Up to 20 years	29,662	25,171
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	31,810	28,707
Capital leases, automobiles	Lesser of lease term or 5 years	3,534	3,478
Construction-in-progress	—	7,718	8,086

Total		113,816	104,582
Less:
Accumulated depreciation		(37,196)	(33,462)
Accumulated amortization		(21,320)	(18,845)

Property and equipment, net		$55,300	52,275

Depreciation and amortization expense related to property and equipment was $3.9 million and $3.6 million for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and $7.5 million and $7.1 million for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	June 25, 2017	December 25, 2016
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(5,928)	(5,380)

Franchise rights, net	$23,695	24,243

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended June 25, 2017 and June 26, 2016, and $0.5 million during each of the twenty-six weeks ended June 25, 2017 and June 26, 2016.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Investments for nonqualified deferred compensation plan	$2,852	3,112
Interest rate swap asset	416	550
Other noncurrent assets	721	907

Other noncurrent assets	$3,989	4,569

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Payroll & related	$10,185	9,791
Sales and property taxes	5,662	2,620
Gift cards	823	1,135
Utilities	1,317	1,232
Occupancy	515	445
Interest	639	616
Bank fees	711	711
Other	3,477	1,390

Accrued expenses	$23,329	17,940

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Financing obligations under build-to-suit transactions	$4,668	4,114
Closed store obligation	115	110
Interest rate swap liability	15	166

Other current liabilities	$4,798	4,390

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	June 25, 2017	December 25, 2016
Deferred rents	$8,120	7,434
Unfavorable lease liability, net	1,390	1,527
Deferred compensation	2,852	3,112
Deferred revenue	665	565
Closed store obligation	188	246
Other noncurrent liabilities	52	53

Other noncurrent liabilities	$13,267	12,937

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

franchisees, one of which is a related party, accounted for approximately 43% and 44% of the Company’s total franchise royalty revenues for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and approximately 43% and 44% of the Company’s total franchise royalty revenues for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 41% and 40% of the Company’s gross royalty and franchise fee accounts receivable as of June 25, 2017 and December 25, 2016, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined that default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this guarantee on its condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $42 thousand and $0.1 million as of June 25, 2017 and December 25, 2016, respectively.

(12)	Leases

On May 5, 2017, the Company entered into an agreement with a financial institution providing for up to $2.1 million for leasing of equipment, which is scheduled to expire on September 30, 2017. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the three-year interest rate swap rate as published by the Intercontinental Exchange, Inc. on the lease commencement date for the specific equipment project plus 275 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

On May 5, 2017, the Company entered into an agreement with another financial institution providing for up to $3.0 million for leasing of equipment, which is scheduled to expire on June 30, 2018. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the average of two- and three-year interest rate swap rates as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

The Company has an agreement with another financial institution providing for up to $3.5 million for leasing of equipment that was originally scheduled to expire on March 1, 2016, which was initially extended to September 30, 2016. As the Company had utilized all capacity under this agreement, on June 27, 2016, the financial institution increased the capacity under this agreement by an additional $8.1 million and further extended the expiration of the agreement to June 1, 2017. On May 31, 2017, the financial institution replaced the agreement scheduled to expire on June 1, 2017 with a new agreement providing for up to $10.0 million of leasing capacity, which is scheduled to expire on June 1, 2018. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(13)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computations of basic and diluted net income per share for the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income	$8,617	10,031	16,234	17,875

Weighted average number of common shares outstanding-basic	36,701	36,207	36,634	36,115

Weighted average dilutive effect of stock-based compensation	1,887	1,385	1,964	1,402

Weighted average number of common shares outstanding-diluted	38,588	37,592	38,598	37,517

Net income per share-basic	$0.23	0.28	0.44	0.49

Net income per share-diluted	$0.22	0.27	0.42	0.48

(14)	Income Taxes

The Company’s effective income tax rates were 24.4% and 36.7% for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and 30.0% and 35.6% for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. The effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2017 and June 26, 2016 reflect the recognition of certain tax credits. In addition, the effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2017 reflect the recognition of $1.1 million and $1.3 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

(15)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At June 25, 2017, there were 3.7 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 25, 2016	3,767,273	$4.59	6.0	$55,023
Granted	275,925	17.10
Exercised	(297,234)	3.48		4,257
Repurchased	—
Forfeited	(66,124)	11.03
Expired	—

Balance as of June 25, 2017	3,679,840	$5.51	5.7	$38,665

Exercisable as of June 25, 2017	2,183,148	$4.58	5.2	$24,660

On June 8, 2017, the Company granted a total of 275,925 stock options to certain employees of the Company to purchase shares of its common stock at a price of $17.10 per share. The fair value of the stock options on the date of the grant was $5.03 per share. The stock options will vest in equal annual installments over four years, subject to continued service to the Company.

As of June 25, 2017, there was $2.7 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 3.0 years. As of June 25, 2017, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 25, 2016	81,850	$18.05
Granted	155,507	17.10
Forfeited	(9,500)	18.05
Vested	(28,470)	18.05

Nonvested as of June 25, 2017	199,387	$17.31

On June 8, 2017, the Company granted a total of 137,969 restricted stock units to certain employees of the Company. The restricted stock units will vest in equal annual installments over four years, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On June 8, 2017, the Company granted 2,923 restricted stock units to each of its six non-employee directors who are not affiliated with Advent International Corporation. The restricted stock units will vest on the date of the Company’s next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

As of June 25, 2017, there was $3.4 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.5 years.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
Related Party	Description	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
The Panthers	Marketing/sponsorship expense	$—	—	—	100
Tri-Arc	Marketing expense	18	18	36	36
JZF	Rent payments	79	74	127	121
MRE	Rent payments	76	35	152	70
CBM	Rent payments	25	25	50	50
MRMJ	Rent payments	15	—	30	—

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Related Party	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cajun	$25	25	48	48
New Generation	150	140	292	276
Tri-Arc	1,317	1,279	2,562	2,501

	Other Franchise Revenues
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Related Party	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Cajun	$—	—	—	—
New Generation	—	—	—	—
Tri-Arc	—	—	—	13

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	June 25, 2017	December 25, 2016
Cajun	$9	8
New Generation	52	51
Tri-Arc	387	382

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of June 25, 2017, have expanded our system-wide restaurants to 740 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $318.0 million and $619.8 million of system-wide sales during the thirteen and twenty-six weeks ended June 25, 2017, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

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

System-wide Average Unit Volumes

We measure system-wide AUVs on a fiscal year basis and on a trailing twelve-month basis for each non-fiscal year-end period for system-wide restaurants. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full twelve-month period (excluding express units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. Refranchised restaurants are excluded from our AUV calculation for the twelve-month period following the date of the refranchising. This methodology is similar for each trailing twelve-month period outside the fiscal year end.

	Trailing Twelve Months Ended
	June 25, 2017	June 26, 2016
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,794	1,830

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for fifteen months using a mid-month convention. Refranchised restaurants are excluded from our comparable restaurant base for the twelve-month period following the date of the refranchising. If a company-operated restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for such period it is temporarily closed. If a franchised restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the entire month(s) impacted by the temporary closure. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Comparable Restaurant Sales:
Company-operated	(3.3)%	0.9%	(3.4)%	1.8%
Franchised	(0.1)%	(0.2)%	(0.3)%	0.6%
Total system-wide	(1.4)%	0.2%	(1.6)%	1.1%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended June 25, 2017:

	Thirteen Weeks Ended June 25, 2017			Twenty-Six Weeks Ended June 25, 2017
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	414	314	728	407	309	716
Opened during the period	7	7	14	14	13	27
Closed during the period	—	(2)	(2)	—	(3)	(3)
Refranchised during the period	5	(5)	—	5	(5)	—

Restaurants at the end of the period	426	314	740	426	314	740

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and twenty-six weeks ended June 25, 2017, we closed two and three company-operated restaurants, respectively, of which one and two, respectively, were relocations.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income	$8,617	10,031	$16,234	17,875

Certain professional and transaction costs (a)	—	9	3	42
Payroll taxes associated with stock option exercises (b)	71	51	97	71
Distributor transition costs (c)	—	16	—	81
Executive separation expenses (d)	546	—	551	—
Tax impact of adjustments (e)	(233)	(29)	(244)	(74)

Total adjustments	384	47	407	120

Adjusted Net Income	$9,001	10,078	$16,641	17,995

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Diluted net income per share	$0.22	0.27	$0.42	0.48

Certain professional and transaction costs (a)	—	—	—	—
Payroll taxes associated with stock option exercises (b)	—	—	—	—
Distributor transition costs (c)	—	—	—	—
Executive separation expenses (d)	0.02	—	0.02	—
Tax impact of adjustments (e)	(0.01)	—	(0.01)	—

Total adjustments	0.01	—	0.01	—

Adjusted Diluted Net Income per Share	$0.23	0.27	$0.43	0.48

(a)	Includes costs associated with third-party consultants for one-time projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(c)	Includes expenses incurred in connection with the transition to our new distributor.
(d)	Represents severance and legal fees associated with a former executive’s departure from the Company.
(e)	Represents the income tax expense associated with the adjustments in (a) through (d) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Net income	$8,617	10,031	$16,234	17,875
Income taxes	2,784	5,816	6,954	9,874
Interest expense, net	1,602	1,935	3,268	3,959
Depreciation and amortization (a)	4,303	4,062	8,353	8,009

EBITDA	17,306	21,844	34,809	39,717
Non-cash rent (b)	363	394	768	771
Stock-based compensation (c)	307	272	681	549
Payroll taxes associated with stock option exercises (d)	71	51	97	71
Preopening expenses (e)	350	379	724	596
Certain professional and transaction costs (f)	—	9	3	42
Distributor transition costs (g)	—	16	—	81
Executive separation expenses (h)	546	—	551	—
Impairment and dispositions (i)	601	237	933	248

Adjusted EBITDA	$19,544	23,202	$38,566	42,075

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes costs associated with third-party consultants for one-time projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(g)	Includes expenses incurred in connection with the transition to our new distributor.
(h)	Represents severance and legal fees associated with a former executive’s departure from the Company.
(i)	Includes (gain) loss on disposal of property and equipment and other, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future (gains) losses and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Company restaurant revenues	$127,058	124,674	$251,841	246,088
Food and supplies costs	(39,998)	(39,020)	(78,683)	(77,541)
Restaurant labor costs	(36,937)	(34,525)	(73,284)	(67,861)
Operating costs	(29,741)	(26,607)	(59,432)	(55,020)

Restaurant contribution	$20,382	24,522	$40,442	45,666

Restaurant contribution margin	16.0%	19.7%	16.1%	18.6%

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

Although the implementation of the Department of Labor (“DOL”) regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 were enjoined, we increased the salaries of certain of our team members during the fourth fiscal quarter of fiscal 2016 in response to these regulations. Increasing the salary of these employees and overall labor inflation, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our restaurant labor costs. Our restaurant labor costs could increase further if the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 ultimately go in to effect.

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

Loss (Gain) on Disposal of Property and Equipment and Other

Loss (gain) on disposal of property and equipment and other includes the net loss (gain) on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These losses (gains) are related to normal disposals in the ordinary course of business and gains from insurance proceeds, if any.

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

Results of Operations

Thirteen Weeks Ended June 25, 2017 Compared with the Thirteen Weeks Ended June 26, 2016

Our operating results for the thirteen weeks ended June 25, 2017 and June 26, 2016 are compared below:

	Thirteen Weeks Ended
	June 25, 2017	June 26, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$127,058	$124,674	$2,384	1.9%
Franchise royalty revenues	6,978	6,621	357	5.4%
Other franchise revenues	338	300	38	12.7%

Total revenues	134,374	131,595	2,779	2.1%

Company restaurant operating expenses:
Food and supplies costs	39,998	39,020	978	2.5%
Restaurant labor costs	36,937	34,525	2,412	7.0%
Operating costs	29,741	26,607	3,134	11.8%
Depreciation and amortization	3,374	3,124	250	8.0%

Total company restaurant operating expenses	110,050	103,276	6,774	6.6%

Operating income before other operating expenses	24,324	28,319	(3,995)	(14.1)%

Other operating expenses:
General and administrative	9,817	9,402	415	4.4%
Depreciation and amortization	753	716	37	5.2%
Impairment	700	187	513	274.3%
(Gain) loss on disposal of property and equipment and other	(125)	10	(135)	n/m

Total other operating expenses	11,145	10,315	830	8.0%

Operating income	13,179	18,004	(4,825)	(26.8)%
Amortization of deferred debt issuance costs	(176)	(222)	46	(20.7)%
Interest income	12	2	10	n/m
Interest expense	(1,614)	(1,937)	323	(16.7)%

Income before income taxes	11,401	15,847	(4,446)	(28.1)%
Income taxes	2,784	5,816	(3,032)	(52.1)%

Net income	$8,617	$10,031	$(1,414)	(14.1)%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $2.4 million, or 1.9%, during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 19 company-operated restaurants at June 25, 2017 compared to June 26, 2016) accounting for $6.3 million, partially offset by a decrease in comparable company restaurant sales of $3.9 million, or 3.3%, due to a decrease in transactions, partially offset by increases in price and mix at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.4 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The increase was primarily due to a net additional 32 franchised restaurants at June 25, 2017 compared to June 26, 2016, partially offset by a decrease in franchised comparable restaurant sales of 0.1%.

Other Franchise Revenues

Other franchise revenues increased 12.7% during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The increase was primarily due to franchise fees related to the refranchising of five Company-operated restaurants, partially offset by a decrease due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $1.0 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended June 25, 2017 was 31.5% versus 31.3% during the thirteen weeks ended June 26, 2016. This increase was primarily due to menu mix changes, partially offset by our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $2.4 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016, primarily due to an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 29.1% during the thirteen weeks ended June 25, 2017 from 27.7% during the thirteen weeks ended June 26, 2016. This increase was primarily driven by an increase in direct labor, partially offset by lower incentive compensation.

We expect that our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members in response to the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to go in to effect December 1, 2016 and overall labor inflation. Our restaurant labor costs could increase further if these DOL regulations ultimately go in to effect.

Operating Costs

Operating costs increased $3.1 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016, primarily due to an increase in the number of company-operated restaurants and an increase in marketing costs as a result of the timing of expenses incurred during the thirteen weeks ended June 26, 2016. As a percentage of company restaurant revenues, operating costs increased to 23.4% during the thirteen weeks ended June 25, 2017 from 21.3% during the thirteen weeks ended June 26, 2016. The increase was primarily due to higher marketing, occupancy and utilities costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.3 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.7% and 2.5% during the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively.

General and Administrative Expenses

General and administrative expenses increased $0.4 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The increase during the thirteen weeks ended June 25, 2017 was due primarily to $0.5 million of executive separation expenses, $0.2 million of expense recorded in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, $0.2 million of higher meetings and convention expenses (primarily due to our bi-annual convention), and headcount added to support an increased number of restaurants in our system, partially offset by lower incentive compensation. As a percentage of total revenues, general and administrative expenses were 7.3% and 7.1% during the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Impairment

Impairment expense increased $0.5 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The increase was primarily due to the refranchising of five company-operated restaurants.

Interest Expense

Interest expense decreased $0.3 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. The decrease was due primarily to principal payments of $39.2 million on our long-term debt from June 27, 2016 to June 25, 2017, a reduction in our applicable rate and lower interest expense associated with interest rate swaps, partially offset by an increase in the LIBOR rate.

Income Taxes

Income taxes decreased $3.0 million during the thirteen weeks ended June 25, 2017 compared to the thirteen weeks ended June 26, 2016. Our effective income tax rates were 24.4% and 36.7% during the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively. The effective income tax rate for both of the thirteen weeks ended June 25, 2017 and June 26, 2016 reflects the recognition of certain tax credits. In addition, the income tax rate for the thirteen weeks ended June 25, 2017 reflects the recognition of $1.1 million of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units.

Twenty-six Weeks Ended June 25, 2017 Compared with the Twenty-six Weeks Ended June 26, 2016

Our operating results for the twenty-six weeks ended June 25, 2017 and June 26, 2016 are compared below:

	Twenty-six Weeks Ended
	June 25, 2017	June 26, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$251,841	$246,088	$5,753	2.3%
Franchise royalty revenues	13,491	12,793	698	5.5%
Other franchise revenues	538	370	168	45.4%

Total revenues	265,870	259,251	6,619	2.6%

Company restaurant operating expenses:
Food and supplies costs	78,683	77,541	1,142	1.5%
Restaurant labor costs	73,284	67,861	5,423	8.0%
Operating costs	59,432	55,020	4,412	8.0%
Depreciation and amortization	6,581	6,207	374	6.0%

Total company restaurant operating expenses	217,980	206,629	11,351	5.5%

Operating income before other operating expenses	47,890	52,622	(4,732)	(9.0)%

Other operating expenses:
General and administrative	18,770	18,912	(142)	(0.8)%
Depreciation and amortization	1,478	1,433	45	3.1%
Impairment	996	389	607	156.0%
Gain on disposal of property and equipment	(104)	(189)	85	(45.0)%

Total other operating expenses	21,140	20,545	595	2.9%

Operating income	26,750	32,077	(5,327)	(16.6)%
Amortization of deferred debt issuance costs	(294)	(369)	75	(20.3)%
Interest income	13	3	10	n/m
Interest expense	(3,281)	(3,962)	681	(17.2)%

Income before income taxes	23,188	27,749	(4,561)	(16.4)%
Income taxes	6,954	9,874	(2,920)	(29.6)%

Net income	$16,234	$17,875	$(1,641)	(9.2)%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $5.8 million, or 2.3%, during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 19 company-operated restaurants at June 25, 2017 compared to June 26, 2016) accounting for $13.8 million, partially offset by a decrease in comparable company restaurant sales of $8.0 million, or 3.4%, composed of a decrease in transactions, partially offset by increases in price and mix at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.7 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The increase was primarily due to a net additional 32 franchised restaurants at June 25, 2017 compared to June 26, 2016, partially offset by a decrease in franchised comparable restaurant sales of 0.3%.

Other Franchise Revenues

Other franchise revenues increased $0.2 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The increase was primarily due to franchise fees related to the refranchising of five company-operated restaurants, as well as the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $1.1 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the twenty-six weeks ended June 25, 2017 was 31.2% versus 31.5% during the twenty-six weeks ended June 26, 2016. This decrease was primarily due to our menu price increases and lower commodity costs, partially offset by menu mix changes.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $5.4 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016, primarily due to an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, restaurant labor costs increased to 29.1% during the twenty-six weeks ended June 25, 2017 from 27.6% during the twenty-six weeks ended June 26, 2016. This increase was primarily driven by an increase in direct labor, partially offset by lower incentive compensation.

We expect that our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members in response to the DOL regulations related to overtime and exempt versus non-exempt classification that were scheduled to go in to effect December 1, 2016 and overall labor inflation. Our restaurant labor costs could increase further if these DOL regulations ultimately go in to effect.

Operating Costs

Operating costs increased $4.4 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016, primarily due to an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, operating costs increased to 23.6% during the twenty-six weeks ended June 25, 2017 from 22.4% during the twenty-six weeks ended June 26, 2016. This increase was primarily due to higher occupancy and utilities costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.4 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.6% and 2.5% during the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The decrease during the twenty-six weeks ended June 25, 2017 was due primarily to lower incentive compensation, partially offset by $0.5 million of executive separation expenses, $0.2 million of expense recorded in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, $0.2 million of higher meetings and convention expenses (primarily due to our bi-annual convention) and headcount added to support an increased number of restaurants in our system. As a percentage of total revenues, general and administrative expenses were 7.1% and 7.3% during the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Impairment

Impairment expense increased $0.6 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The increase was primarily due to the refranchising of five company-operated restaurants.

Interest Expense

Interest expense decreased $0.7 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. The decrease was due primarily to principal payments of $39.2 million on our long-term debt from June 27, 2016 to June 25, 2017, a reduction in our applicable rate and lower interest expense associated with interest rate swaps, partially offset by an increase in the LIBOR rate.

Income Taxes

Income taxes decreased $2.9 million during the twenty-six weeks ended June 25, 2017 compared to the twenty-six weeks ended June 26, 2016. Our effective income tax rates were 30.0% and 35.6% during the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. The effective income tax rate for both of the twenty-six weeks ended June 25, 2017 and June 26, 2016 reflects the recognition of certain tax credits. In addition, the income tax rate for the twenty-six weeks ended June 25, 2017 reflects the recognition of $1.3 million of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units.

Contractual Obligations

During the twenty-six weeks ended June 25, 2017, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to its timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $42 thousand and $0.1 million at June 25, 2017 and December 25, 2016, respectively.

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

Accounting policies are an integral part of our consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed herein involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements contained elsewhere in this Form 10-Q.

There have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We will not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: full retrospective or modified retrospective. We expect to utilize the full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients. We have completed a preliminary review of ASU 2014-09 and do not expect the adoption of ASU 2014-09 to have a material impact on our company restaurant revenues or franchise royalty revenues. We expect the adoption of ASU 2014-09 will require us to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact our other franchise revenues. In addition, we anticipate funds contributed by franchisees to the advertising funds we manage, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods.

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

Our growth plan is dependent upon many factors, including economic conditions, real estate markets, restaurant locations and the nature of our lease agreements. Our capital expenditure outlays are also dependent on costs for maintenance in our existing restaurants as well as information technology and other general corporate expenditures. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. While we currently utilize a build-to-suit development strategy, our new restaurant strategy may change over time. The average investment for new company-operated restaurants has increased during fiscal year 2017 primarily due to higher land costs, inflation and the incorporation of certain design features of our “Bojangles’ of the Future” into our company-operated restaurant construction projects.

We currently expect our cash capital expenditures for fiscal year 2017 will range between $17.5 million and $18.0 million excluding approximately $1.5 million to $1.6 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 25 to 26 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and expenditures for general corporate purposes. We continue to evaluate our long-term growth strategy related to the opening of new company-operated restaurants and the proportion of company-operated restaurants and franchised units. During fiscal year 2018, and for the foreseeable future, we expect to open fewer new company-operated restaurants than we have in recent fiscal years.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	June 25, 2017	June 26, 2016
Net cash provided by (used in)
Operating activities	$24,085	$25,287
Investing activities	(6,431)	(3,901)
Financing activities	(16,787)	(18,225)

Net increase in cash	$867	$3,161

Operating Activities

Net cash provided by operating activities decreased from $25.3 million during the twenty-six weeks ended June 26, 2016 to $24.1 million during the twenty-six weeks ended June 25, 2017. The increase was primarily attributable to a decrease in cash generated from our operations, partially offset by an increase in franchise royalty revenues.

Investing Activities

Net cash used in investing activities increased from $3.9 million during the twenty-six weeks ended June 26, 2016 to $6.4 million during the twenty-six weeks ended June 25, 2017. The increase was attributable to higher purchases of property and equipment, including expenditures related to new and remodeled company-operated restaurants, as well as our technology initiatives.

Financing Activities

Net cash used in financing activities decreased from $18.2 million during the twenty-six weeks ended June 26, 2016 to $16.8 million during the thirteen weeks ended June 25, 2017. This decrease was primarily due to $3.5 million of lower principal payments on long-term debt, partially offset by $0.7 million of higher principal payments on capital lease obligations and a $1.6 million decrease in the excess tax benefit from stock-based compensation which, beginning in fiscal year 2017, is now recorded in the condensed consolidated statement of operations and comprehensive income.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with an initial maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. We had $143.3 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of June 25, 2017.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of June 25, 2017, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 3.04%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of June 25, 2017.

Hedging Arrangements

In connection with our Credit Agreement, as of June 25, 2017, we have two variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we pay interest fixed at 1.3325% and receive the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of June 25, 2017, we had outstanding borrowings of $143.3 million under our Credit Agreement. As of June 25, 2017, $100.0 million of our outstanding borrowings under the Credit Agreement were covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.4 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of our total franchise royalty revenues for the thirteen weeks ended June 25, 2017 and June 26, 2016, respectively, and approximately 43% and 44% of our total franchise royalty revenues for the twenty-six weeks ended June 25, 2017 and June 26, 2016, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 41% and 40% of our gross royalty and franchise fee accounts receivable as of June 25, 2017 and December 25, 2016, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 25, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended June 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1#	Agreement and Release, dated May 5, 2017, between Kenneth E. Avery and Bojangles’ Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 11, 2017—Commission File No. 001-37374).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2017

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

‡ Furnished herewith