Form 10-Q
period 2017-09-24
Bojangles', Inc.
filed 2017-11-01
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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

As of October 26, 2017, there were 37,069,240 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 24,	December 25,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17,722	13,898
Accounts and vendor receivables, net of allowance for doubtful accounts of $141 and $135	3,819	5,421
Accounts receivable, related parties, net of allowance for doubtful accounts of $21 and $22	352	386
Inventories, net	3,659	3,326
Other current assets	5,661	3,033

Total current assets	31,213	26,064
Property and equipment, net	56,455	52,275
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	23,420	24,243
Favorable leases, net	757	981
Other noncurrent assets	4,128	4,569

Total assets	$567,613	559,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,261	16,818
Accrued expenses	23,353	17,940
Current maturities of long-term debt	—	2,132
Current maturities of capital lease obligations	7,666	7,299
Other current liabilities	6,823	4,390

Total current liabilities	49,103	48,579
Long-term debt, less current maturities and deferred debt issuance costs, net	133,846	153,630
Deferred income taxes	110,262	111,312
Capital lease obligations, less current maturities	23,373	22,524
Other noncurrent liabilities	13,551	12,937

Total liabilities	330,135	348,982

Commitments and contingencies (notes 2, 11 and 12)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both September 24, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value; 150,000 shares authorized and 37,058 and 36,547 shares issued and outstanding as of September 24, 2017 and December 25, 2016, respectively	370	365
Additional paid-in capital	128,222	124,802
Retained earnings	108,567	85,377
Accumulated other comprehensive income	319	246

Total stockholders’ equity	237,478	210,790

Total liabilities and stockholders’ equity	$567,613	559,772

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenues:
Company restaurant revenues	$126,207	126,358	378,048	372,446
Franchise royalty revenues	7,018	6,739	20,509	19,532
Other franchise revenues	200	100	738	470

Total revenues	133,425	133,197	399,295	392,448

Company restaurant operating expenses:
Food and supplies costs	40,525	39,331	119,208	116,872
Restaurant labor costs	37,081	35,115	110,365	102,976
Operating costs	31,009	28,625	90,441	83,645
Depreciation and amortization	3,501	3,225	10,082	9,432

Total Company restaurant operating expenses	112,116	106,296	330,096	312,925

Operating income before other operating expenses	21,309	26,901	69,199	79,523

Other operating expenses:
General and administrative	9,814	9,276	28,584	28,189
Depreciation and amortization	747	745	2,225	2,178
Impairment	126	592	1,123	981
(Gain) loss on disposal of property and equipment and other	(135)	138	(238)	(51)

Total other operating expenses	10,552	10,751	31,694	31,297

Operating income	10,757	16,150	37,505	48,226
Amortization of deferred debt issuance costs	(147)	(199)	(440)	(567)
Interest income	2	—	15	4
Interest expense	(1,495)	(1,819)	(4,776)	(5,782)

Income before income taxes	9,117	14,132	32,304	41,881
Income taxes	2,160	4,113	9,114	13,987

Net income	6,957	10,019	23,190	27,894

Other comprehensive income (loss), net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of $(41), $(184), $(43) and $290	69	293	73	(478)

Comprehensive income	$7,026	10,312	23,263	27,416

Net income per share:
Basic	$0.19	0.28	0.63	0.77

Diluted	$0.18	0.27	0.60	0.74

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirty-Nine Weeks Ended September 24, 2017

(Unaudited)

(in thousands)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	earnings	income	equity
Balance as of December 25, 2016	36,547	$365	124,802	85,377	246	210,790
Net income	—	—	—	23,190	—	23,190
Change in fair value on interest rate swaps, net of income tax expense of $43	—	—	—	—	73	73
Stock option exercises	488	5	2,338	—	—	2,343
Vesting of restricted stock units	23	—	(103)	—	—	(103)
Stock-based compensation	—	—	1,185	—	—	1,185

Balance as of September 24, 2017	37,058	$370	128,222	108,567	319	237,478

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net income	$23,190	27,894
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,093)	(2,244)
Depreciation and amortization	12,307	11,610
Amortization of deferred debt issuance costs	440	567
Impairment	1,123	981
Gain on disposal of property and equipment and other	(238)	(51)
Provision (benefit) for doubtful accounts	3	(65)
Provision for inventory spoilage	18	7
Benefit for closed stores	—	(51)
Stock-based compensation	1,185	953
Excess tax benefit from stock-based compensation	—	(1,770)
Changes in operating assets and liabilities	(117)	4,950

Net cash provided by operating activities	36,818	42,781

Cash flows from investing activities:
Purchases of franchisee’s assets	—	(100)
Purchases of property and equipment	(7,476)	(5,950)
Proceeds from disposition of property and equipment	148	49

Net cash used in investing activities	(7,328)	(6,001)

Cash flows from financing activities:
Principal payments on long-term debt	(22,357)	(29,736)
Stock option exercises	2,343	857
Vesting of restricted stock units	(103)	—
Excess tax benefit from stock-based compensation	—	1,770
Principal payments on capital lease obligations	(5,549)	(4,455)

Net cash used in financing activities	(25,666)	(31,564)

Net increase in cash and cash equivalents	3,824	5,216
Cash and cash equivalents balance, beginning of fiscal period	13,898	14,263

Cash and cash equivalents balance, end of fiscal period	$17,722	19,479

Supplemental cash flow disclosures:
Cash paid for interest	$4,852	5,844
Cash paid for income taxes	11,968	12,820
Assets acquired under capital leases	6,972	5,957
Net change in assets under financing obligations	2,590	4,085
Reduction of capital lease obligations upon return of assets	141	160
Reduction of capital lease obligations upon early termination of lease	—	288
See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of September 24, 2017, there were 316 Company-operated restaurants, 62 related party franchised restaurants, and 371 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 24, 2017:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2017			September 24, 2017
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	426	314	740	407	309	716
Opened during the period	6	4	10	20	17	37
Closed during the period	—	(1)	(1)	—	(4)	(4)
Refranchised during the period	1	(1)	—	6	(6)	—

Restaurants at the end of the period	433	316	749	433	316	749

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and thirty-nine weeks ended September 24, 2017, we closed one and four Company-operated restaurants, respectively, of which one and three, respectively, were relocations.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Term Loan, due October 9, 2020	$135,101	157,458
Revolving line of credit, due October 9, 2020	—	—

Total long-term debt	135,101	157,458
Less: Current maturities of long term debt	—	(2,132)
Less: Deferred debt issuance costs, net	(1,255)	(1,696)

Long-term debt, less current maturities and deferred debt issuance costs, net	$133,846	153,630

	September 24, 2017	December 25, 2016
Deferred debt issuance costs	$4,809	4,809
Less accumulated amortization	(3,554)	(3,113)

Deferred debt issuance costs, net	$1,255	1,696

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015, September 25, 2015 and October 19, 2016.

As of September 24, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $135.1 million, all of which were accruing interest at a rate of approximately 3.24%. As of December 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $157.5 million, all of which were accruing interest at a rate of approximately 2.61%.

As of September 24, 2017 and December 25, 2016, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of September 24, 2017.

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

In connection with the Credit Agreement, as of September 24, 2017, the Company has two variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, the Company entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which the Company paid interest fixed at 1.3325% and received the one-month LIBOR rate. On October 26, 2015, the Company entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 24, 2017	December 25, 2016
Opening balance, accumulated other comprehensive income	$246	19
Unrealized gain from effective interest rate swap, net of tax	73	227

Ending balance, accumulated other comprehensive income	$319	246

(3)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There were two interest rate swaps outstanding as of September 24, 2017, one of which expired on September 29, 2017.

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

		Quoted Prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	instruments	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Fair value measurement as of September 24, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,935	2,935	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	511	—	511	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(1)	—	(1)	—
Fair value measurement as of December 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,112	3,112	—	—
Interest rate swap (included with other current assets and other other noncurrent assets on the consolidated balance sheets)	561	—	561	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(166)	—	(166)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirty-nine weeks ended September 24, 2017.

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

(4)	Other Current Assets

Other current assets consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Prepaid expenses	$2,395	1,517
Income taxes refundable	3,266	1,505
Interest rate swap asset	—	11

Other current assets	$5,661	3,033

(5)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	September 24, 2017	December 25, 2016
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	20,081	18,342
Computer hardware and software	Up to 5 years	10,763	9,673
Leasehold improvements	Up to 20 years	29,746	25,171
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	32,162	28,707
Capital leases, automobiles	Lesser of lease term or 5 years	3,560	3,478
Construction-in-progress	—	10,760	8,086

Total		118,197	104,582
Less:
Accumulated depreciation		(39,087)	(33,462)
Accumulated amortization		(22,655)	(18,845)

Property and equipment, net		$56,455	52,275

Depreciation and amortization expense related to property and equipment was $4.0 million and $3.7 million for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and $11.5 million and $10.8 million for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(6)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	September 24, 2017	December 25, 2016
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(6,203)	(5,380)

Franchise rights, net	$23,420	24,243

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended September 24, 2017 and September 25, 2016, and $0.8 million during each of the thirty-nine weeks ended September 24, 2017 and September 25, 2016.

(7)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Investments for nonqualified deferred compensation plan	$2,935	3,112
Interest rate swap asset	511	550
Other noncurrent assets	682	907

Other noncurrent assets	$4,128	4,569

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Payroll & related	$9,634	9,791
Sales and property taxes	6,433	2,620
Gift cards	775	1,135
Utilities	1,338	1,232
Occupancy	321	445
Interest	540	616
Bank fees	711	711
Other	3,601	1,390

Accrued expenses	$23,353	17,940

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Financing obligations under build-to-suit transactions	$6,704	4,114
Closed store obligation	118	110
Interest rate swap liability	1	166

Other current liabilities	$6,823	4,390

(10)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 24, 2017	December 25, 2016
Deferred rents	$8,460	7,434
Unfavorable lease liability, net	1,324	1,527
Deferred compensation	2,935	3,112
Deferred revenue	675	565
Closed store obligation	157	246
Other noncurrent liabilities	—	53

Other noncurrent liabilities	$13,551	12,937

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of the Company’s total franchise royalty revenues for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and approximately 43% and 44% of the Company’s total franchise royalty revenues for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 39% and 40% of the Company’s gross royalty and franchise fee accounts receivable as of September 24, 2017 and December 25, 2016, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(c)	Debt Guarantees

Prior to July 25, 2011, a franchisee of the Company assumed a portion of the Company’s then outstanding term debt, which the Company guarantees through 2018. The Company may be required to perform under this guarantee in the event of default or nonperformance by this franchisee. The Company has determined that default by the franchisee is unlikely due to its timely and consistent payments; therefore, the Company has not recorded a liability for this guarantee on its condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee of the Company was $30 thousand and $0.1 million as of September 24, 2017 and December 25, 2016, respectively.

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

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computations of basic and diluted net income per share for the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income	$6,957	10,019	23,190	27,894

Weighted average number of common shares outstanding-basic	37,012	36,355	36,760	36,195

Weighted average dilutive effect of stock-based compensation	1,463	1,295	1,801	1,366

Weighted average number of common shares outstanding-diluted	38,475	37,650	38,561	37,561

Net income per share-basic	$0.19	0.28	0.63	0.77

Net income per share-diluted	$0.18	0.27	0.60	0.74

(14)	Income Taxes

The Company’s effective income tax rates were 23.7% and 29.1% for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and 28.2% and 33.4% for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. The effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2017 and September 25, 2016 reflect a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. In addition, the effective income tax rates for the thirteen and thirty-nine weeks ended September 24, 2017 reflect the recognition of $0.4 million and $1.7 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

(15)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At September 24, 2017, there were 3.7 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of shares	price	term	(in thousands)
Balance as of December 25, 2016	3,767,273	$4.59	6.0	$55,023
Granted	275,925	17.10
Exercised	(488,119)	4.80		5,928
Repurchased	—
Forfeited	(117,727)	11.95
Expired	—

Balance as of September 24, 2017	3,437,352	$5.32	5.5	$30,324

Exercisable as of September 24, 2017	2,028,391	$4.44	5.2	$19,012

On June 8, 2017, the Company granted a total of 275,925 stock options to certain employees of the Company to purchase shares of its common stock at a price of $17.10 per share. The fair value of the stock options on the date of the grant was $5.03 per share. The stock options will vest in equal annual installments over four years, subject to continued service to the Company.

As of September 24, 2017, there was $2.2 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.8 years. As of September 24, 2017, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

		Weighted
		average
		fair value
	Number	at grant
	of shares	date
Nonvested as of December 25, 2016	81,850	$18.05
Granted	155,507	17.10
Forfeited	(21,839)	17.64
Vested	(28,470)	18.05

Nonvested as of September 24, 2017	187,048	$17.31

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On June 8, 2017, the Company granted 2,923 restricted stock units to each of its then six non-employee directors who are not affiliated with Advent International Corporation. The restricted stock units will vest on the date of the Company’s next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

As of September 24, 2017, there was $2.9 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.3 years.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		September 24,	September 25,	September 24,	September 25,
Related Party	Description	2017	2016	2017	2016
The Panthers	Marketing/sponsorship expense	$354	270	354	370
Tri-Arc	Marketing expense	18	18	54	54
JZF	Rent payments	49	48	175	169
MRE	Rent payments	71	35	223	105
CBM	Rent payments	25	25	75	75
MRMJ	Rent payments	15	16	45	16

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
Related Party	2017	2016	2017	2016
Cajun	$26	26	73	73
New Generation	149	143	441	419
Tri-Arc	1,288	1,276	3,850	3,777

	Other Franchise Revenues
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24,	September 25,	September 24,	September 25,
Related Party	2017	2016	2017	2016
Cajun	$—	—	—	—
New Generation	—	—	—	—
Tri-Arc	—	—	—	13

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
	September 24,	December 25,
Related Party	2017	2016
Cajun	$8	8
New Generation	49	51
Tri-Arc	368	382

(17)	Subsequent Event

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of September 24, 2017, have expanded our system-wide restaurants to 749 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $319.5 million and $939.3 million of system-wide sales during the thirteen and thirty-nine weeks ended September 24, 2017, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

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

	Trailing Twelve Months Ended
	September 24, 2017	September 25, 2016
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,773	1,825

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Comparable Restaurant Sales:
Company-operated	(3.3)%	(0.2)%	(3.4)%	1.1%
Franchised	(1.5)%	1.4%	(0.7)%	0.9%
Total system-wide	(2.2)%	0.8%	(1.8)%	1.0%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 24, 2017:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 24, 2017			September 24, 2017
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	426	314	740	407	309	716
Opened during the period	6	4	10	20	17	37
Closed during the period	—	(1)	(1)	—	(4)	(4)
Refranchised during the period	1	(1)	—	6	(6)	—

Restaurants at the end of the period	433	316	749	433	316	749

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and thirty-nine weeks ended September 24, 2017, we closed one and four company-operated restaurants, respectively, of which one and three, respectively, were relocations.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income	$6,957	10,019	$23,190	27,894

Certain professional, transaction and other costs (a)	—	24	3	66
Payroll taxes associated with stock option exercises (b)	24	8	122	79
Distributor transition costs (c)	—	—	—	81
Executive separation expenses (d)	—	197	551	197
State income tax rate change (e)	(367)	(908)	(367)	(908)
Tax impact of adjustments (f)	(9)	(82)	(253)	(156)

Total adjustments	(352)	(761)	56	(641)

Adjusted Net Income	$6,605	9,258	$23,246	27,253

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Diluted net income per share	$0.18	0.27	$0.60	0.74

Certain professional, transaction and other costs (a)	—	—	—	—
Payroll taxes associated with stock option exercises (b)	—	—	—	—
Distributor transition costs (c)	—	—	—	—
Executive separation expenses (d)	—	—	0.02	0.01
State income tax rate change (e)	(0.01)	(0.02)	(0.01)	(0.02)
Tax impact of adjustments (f)	—	—	(0.01)	—

Total adjustments	(0.01)	(0.02)	—	(0.01)

Adjusted Diluted Net Income per Share	$0.17	0.25	$0.60	0.73

(a)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(c)	Includes expenses incurred in connection with the transition to our new distributor.
(d)	Represents severance and legal fees associated with former executives departing the Company.
(e)	As a result of the enacted reductions to the North Carolina corporate income tax rate during both of the thirteen weeks ended September 24, 2017 and September 25, 2016, we adjusted our deferred income taxes by applying the lower rate, which resulted in a corresponding decrease to income tax expense.
(f)	Represents the income tax expense associated with the adjustments in (a) through (e) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Net income	$6,957	10,019	$23,190	27,894
Income taxes	2,160	4,113	9,114	13,987
Interest expense, net	1,493	1,819	4,761	5,778
Depreciation and amortization (a)	4,395	4,169	12,747	12,177

EBITDA	15,005	20,120	49,812	59,836
Non-cash rent (b)	321	414	1,090	1,185
Stock-based compensation (c)	505	404	1,185	953
Payroll taxes associated with stock option exercises (d)	24	8	122	79
Preopening expenses (e)	302	346	1,026	942
Certain professional, transaction and other costs (f)	—	24	3	66
Distributor transition costs (g)	—	—	—	81
Executive separation expenses (h)	—	197	551	197
Impairment and dispositions (i)	99	730	1,033	979

Adjusted EBITDA	$16,256	22,243	$54,822	64,318

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when our directors or employees exercise stock options that were outstanding prior to our IPO.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(g)	Includes expenses incurred in connection with the transition to our new distributor.
(h)	Represents severance and legal fees associated with former executives departing the Company.
(i)	Includes (gain) loss on disposal of property and equipment and other, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future (gains) losses and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Company restaurant revenues	$126,207	126,358	$378,048	372,446
Food and supplies costs	(40,525)	(39,331)	(119,208)	(116,872)
Restaurant labor costs	(37,081)	(35,115)	(110,365)	(102,976)
Operating costs	(31,009)	(28,625)	(90,441)	(83,645)

Restaurant contribution	$17,592	23,287	$58,034	68,953

Restaurant contribution margin	13.9%	18.4%	15.4%	18.5%

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

Although the implementation of the Department of Labor (“DOL”) regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 were enjoined and ultimately found invalid, we increased the salaries of certain of our team members during the fourth fiscal quarter of fiscal 2016 in response to these regulations. Increasing the salary of these employees and overall labor inflation, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our restaurant labor costs. The DOL continues to consider regulations related to overtime and exempt versus non-exempt classification, and our restaurant labor costs could increase further if new regulations are adopted and implemented.

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

Results of Operations

Thirteen Weeks Ended September 24, 2017 Compared with the Thirteen Weeks Ended September 25, 2016

Our operating results for the thirteen weeks ended September 24, 2017 and September 25, 2016 are compared below:

	Thirteen Weeks Ended
	September 24, 2017	September 25, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$126,207	$126,358	$(151)	(0.1)%
Franchise royalty revenues	7,018	6,739	279	4.1%
Other franchise revenues	200	100	100	100.0%

Total revenues	133,425	133,197	228	0.2%

Company restaurant operating expenses:
Food and supplies costs	40,525	39,331	1,194	3.0%
Restaurant labor costs	37,081	35,115	1,966	5.6%
Operating costs	31,009	28,625	2,384	8.3%
Depreciation and amortization	3,501	3,225	276	8.6%

Total company restaurant operating expenses	112,116	106,296	5,820	5.5%

Operating income before other operating expenses	21,309	26,901	(5,592)	(20.8)%

Other operating expenses:
General and administrative	9,814	9,276	538	5.8%
Depreciation and amortization	747	745	2	0.3%
Impairment	126	592	(466)	(78.7)%
(Gain) loss on disposal of property and equipment and other	(135)	138	(273)	(197.8)%

Total other operating expenses	10,552	10,751	(199)	(1.9)%

Operating income	10,757	16,150	(5,393)	(33.4)%
Amortization of deferred debt issuance costs	(147)	(199)	52	(26.1)%
Interest income	2	—	2	n/m
Interest expense	(1,495)	(1,819)	324	(17.8)%

Income before income taxes	9,117	14,132	(5,015)	(35.5)%
Income taxes	2,160	4,113	(1,953)	(47.5)%

Net income	$6,957	$10,019	$(3,062)	(30.6)%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues decreased $0.2 million, or 0.1%, during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The decline in company restaurant revenues was primarily due to decrease in comparable company restaurant sales of $3.9 million, or 3.3%, due to a decrease in transactions and mix, partially offset by increases in price at our comparable restaurants. The decrease in comparable company restaurant sales was partially offset by an increase in the non-comparable restaurant base (net additions of 15 company-operated restaurants at September 24, 2017 compared to September 25, 2016) accounting for $3.7 million.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.3 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The increase was primarily due to a net additional 35 franchised restaurants at September 24, 2017 compared to September 25, 2016, partially offset by a decrease in franchised comparable restaurant sales of 1.5%.

Other Franchise Revenues

Other franchise revenues increased $0.1 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The increase was primarily due to the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $1.2 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. This increase was primarily driven by higher commodity costs. Food and supplies costs as a percentage of company restaurant revenues during the thirteen weeks ended September 24, 2017 was 32.1% versus 31.1% during the thirteen weeks ended September 25, 2016. This increase was primarily due to commodity inflation and menu mix changes, partially offset by our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $2.0 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company restaurant revenues, restaurant labor costs increased to 29.4% during the thirteen weeks ended September 24, 2017 from 27.8% during the thirteen weeks ended September 25, 2016. This increase was primarily driven by an increase in direct labor, partially offset by lower incentive compensation.

We expect that our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members in November 2016 and overall labor inflation. The foregoing November 2016 salary increase was in response to proposed DOL regulations related to overtime and exempt versus non-exempt classification that were ultimately invalidated. We may incur increased labor costs if the DOL were to propose new regulations and those regulations are adopted and implemented.

Operating Costs

Operating costs increased $2.4 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016, primarily due to an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, operating costs increased to 24.6% during the thirteen weeks ended September 24, 2017 from 22.7% during the thirteen weeks ended September 25, 2016. The increase was primarily due to higher occupancy and utilities costs, as well as our uniform refresh program.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.3 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.8% and 2.6% during the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively.

General and Administrative Expenses

General and administrative expenses increased $0.5 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The increase during the thirteen weeks ended September 24, 2017 was due primarily to $0.2 million of higher expense recorded in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, $0.2 million of higher employee relocation expenses and headcount added to support an increased number of restaurants in our system, partially offset by lower incentive compensation. As a percentage of total revenues, general and administrative expenses were 7.4% and 7.0% during the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $0.3 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. The decrease was due primarily to principal payments of $35.4 million on our long-term debt from September 26, 2016 to September 24, 2017, a reduction in our applicable rate and lower interest expense associated with interest rate swaps, partially offset by an increase in the LIBOR rate.

Income Taxes

Income taxes decreased $2.0 million during the thirteen weeks ended September 24, 2017 compared to the thirteen weeks ended September 25, 2016. Our effective income tax rates were 23.7% and 29.1% during the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively. The effective income tax rates for the thirteen weeks ended September 24, 2017 and September 25, 2016 reflect a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. In addition, the income tax rate for the thirteen weeks ended September 24, 2017 reflects the recognition of $0.4 million of excess tax benefits associated with the exercise of stock options.

Thirty-Nine Weeks Ended September 24, 2017 Compared with the Thirty-Nine Weeks Ended September 25, 2016

Our operating results for the thirty-nine weeks ended September 24, 2017 and September 25, 2016 are compared below:

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company restaurant revenues	$378,048	$372,446	$5,602	1.5%
Franchise royalty revenues	20,509	19,532	977	5.0%
Other franchise revenues	738	470	268	57.0%

Total revenues	399,295	392,448	6,847	1.7%

Company restaurant operating expenses:
Food and supplies costs	119,208	116,872	2,336	2.0%
Restaurant labor costs	110,365	102,976	7,389	7.2%
Operating costs	90,441	83,645	6,796	8.1%
Depreciation and amortization	10,082	9,432	650	6.9%

Total company restaurant operating expenses	330,096	312,925	17,171	5.5%

Operating income before other operating expenses	69,199	79,523	(10,324)	(13.0)%

Other operating expenses:
General and administrative	28,584	28,189	395	1.4%
Depreciation and amortization	2,225	2,178	47	2.2%
Impairment	1,123	981	142	14.5%
Gain on disposal of property and equipment and other	(238)	(51)	(187)	366.7%

Total other operating expenses	31,694	31,297	397	1.3%

Operating income	37,505	48,226	(10,721)	(22.2)%
Amortization of deferred debt issuance costs	(440)	(567)	127	(22.4)%
Interest income	15	4	11	n/m
Interest expense	(4,776)	(5,782)	1,006	(17.4)%

Income before income taxes	32,304	41,881	(9,577)	(22.9)%
Income taxes	9,114	13,987	(4,873)	(34.8)%

Net income	$23,190	$27,894	$(4,704)	(16.9)%

n/m = not meaningful

Company Restaurant Revenues

Company restaurant revenues increased $5.6 million, or 1.5%, during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The growth in company restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 15 company-operated restaurants at September 24, 2017 compared to September 25, 2016) accounting for $17.5 million, partially offset by a decrease in comparable company restaurant sales of $11.9 million, or 3.4%, composed of a decrease in transactions, partially offset by increases in price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $1.0 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The increase was primarily due to a net additional 35 franchised restaurants at September 24, 2017 compared to September 25, 2016, partially offset by a decrease in franchised comparable restaurant sales of 0.7%.

Other Franchise Revenues

Other franchise revenues increased $0.3 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The increase was primarily due to franchise fees related to the refranchising of five company-operated restaurants, as well as the timing of the opening of franchised restaurants.

Food and Supplies Costs

Food and supplies costs increased $2.3 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. This increase was primarily driven by an increase in company restaurant revenues. Food and supplies costs as a percentage of company restaurant revenues during the thirty-nine weeks ended September 24, 2017 was 31.5% versus 31.4% during the thirty-nine weeks ended September 25, 2016. This increase was primarily due to commodity inflation and menu mix changes, partially offset by our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor costs increased $7.4 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company restaurant revenues, restaurant labor costs increased to 29.2% during the thirty-nine weeks ended September 24, 2017 from 27.6% during the thirty-nine weeks ended September 25, 2016. This increase was primarily driven by an increase in direct labor, partially offset by lower incentive compensation.

We expect that our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of increasing the salaries of certain of our team members in November 2016 and overall labor inflation. The foregoing November 2016 salary increase was in response to proposed DOL regulations related to overtime and exempt versus non-exempt classification that were ultimately invalidated. We may incur increased labor costs if the DOL were to propose new regulations and those regulations are adopted and implemented.

Operating Costs

Operating costs increased $6.8 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016, primarily due to an increase in the number of company-operated restaurants. As a percentage of company restaurant revenues, operating costs increased to 23.9% during the thirty-nine weeks ended September 24, 2017 from 22.5% during the thirty-nine weeks ended September 25, 2016. This increase was primarily due to higher occupancy and utilities costs, as well as our uniform refresh program.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.7 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company restaurant revenues, depreciation and amortization was 2.7% and 2.5% during the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively.

General and Administrative Expenses

General and administrative expenses increased $0.4 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The increase during the thirty-nine weeks ended September 24, 2017 was due primarily to $0.5 million of higher expense recorded in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, $0.4 million of higher executive separation expenses, $0.2 million of higher stock-based compensation expense, $0.2 million of higher employee relocation expenses and headcount added to support an increased number of restaurants in our system, partially offset by lower incentive compensation. As a percentage of total revenues, general and administrative expenses was 7.2% during each of the thirty-nine weeks ended September 24, 2017 and September 25, 2016.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company.

Interest Expense

Interest expense decreased $1.0 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. The decrease was due primarily to principal payments of $35.4 million on our long-term debt from September 26, 2016 to September 24, 2017, a reduction in our applicable rate and lower interest expense associated with interest rate swaps, partially offset by an increase in the LIBOR rate.

Income Taxes

Income taxes decreased $4.9 million during the thirty-nine weeks ended September 24, 2017 compared to the thirty-nine weeks ended September 25, 2016. Our effective income tax rates were 28.2% and 33.4% during the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. The effective income tax rates for the thirty-nine weeks ended September 24, 2017 and September 25, 2016 reflect a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. In addition, the income tax rate for the thirty-nine weeks ended September 24, 2017 reflects the recognition of $1.7 million of excess tax benefits associated with the exercise of stock options and vesting of restricted stock units.

Contractual Obligations

During the thirty-nine weeks ended September 24, 2017, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 25, 2016, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

We have guaranteed through 2018 debt from a previous credit facility which was assumed by a franchisee. We may be required to perform this guarantee in the event of default or nonperformance by this franchisee. We have determined that default by the franchisee is unlikely due to its timely and consistent payments and have therefore not recorded a liability for the debt assumed by this franchisee on our condensed consolidated balance sheets. The carrying value of debt covered by this additional guarantee by us was approximately $30 thousand and $0.1 million at September 24, 2017 and December 25, 2016, respectively.

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

We currently expect our cash capital expenditures for fiscal year 2017 will range between $12.0 million and $13.0 million excluding approximately $1.5 million to $1.6 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 25 to 26 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and expenditures for general corporate purposes. We continue to evaluate our long-term growth strategy related to the opening of new company-operated restaurants and the proportion of company-operated restaurants and franchised units. During fiscal year 2018, and for the foreseeable future, we expect to open fewer new company-operated restaurants than we have in recent fiscal years.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	September 24, 2017	September 25, 2016
Net cash provided by (used in)
Operating activities	$36,818	$42,781
Investing activities	(7,328)	(6,001)
Financing activities	(25,666)	(31,564)

Net increase in cash	$3,824	$5,216

Operating Activities

Net cash provided by operating activities decreased from $42.8 million during the thirty-nine weeks ended September 25, 2016 to $36.8 million during the thirty-nine weeks ended September 24, 2017. The decrease was primarily attributable to a decline in cash generated from our operations and higher estimated federal income tax payments in relation to our taxable income, partially offset by an increase in franchise royalty revenues.

Investing Activities

Net cash used in investing activities increased from $6.0 million during the thirty-nine weeks ended September 25, 2016 to $7.3 million during the thirty-nine weeks ended September 24, 2017. The increase was attributable to higher purchases of property and equipment, including expenditures related to new and remodeled company-operated restaurants, as well as our technology initiatives.

Financing Activities

Net cash used in financing activities decreased from $31.6 million during the thirty-nine weeks ended September 25, 2016 to $25.7 million during the thirteen weeks ended September 24, 2017. This decrease was primarily due to $7.4 million of lower principal payments on long-term debt and $1.5 million of higher proceeds from the exercise of stock options, partially offset by $1.1 million of higher principal payments on capital lease obligations and a $1.8 million decrease in the excess tax benefit from stock-based compensation which, beginning in fiscal year 2017, is now recorded in the condensed consolidated statement of operations and comprehensive income.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million and a revolving credit facility of $25.0 million, with an initial maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary, into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. We had $135.1 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of September 24, 2017.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of September 24, 2017, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 3.24%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. We were in compliance with all of the covenants under our Credit Agreement as of September 24, 2017.

Hedging Arrangements

In connection with our Credit Agreement, as of September 24, 2017, we have two variable-to-fixed interest rate swap agreements to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On May 17, 2013, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of November 30, 2015 and a termination date of September 29, 2017, under which we paid interest fixed at 1.3325% and received the one-month LIBOR rate. On October 26, 2015, we entered into another interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Share Repurchase Program

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage (whether market driven or as a result of regulatory action) directly affect our labor costs and the PPACA has increased our health insurance costs beginning in fiscal year 2015. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increases in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of September 24, 2017, we had outstanding borrowings of $135.1 million under our Credit Agreement. As of September 24, 2017, $100.0 million of our outstanding borrowings under the Credit Agreement were covered by interest rate swaps that effectively fix the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings subject to variable interest rates as of September 24, 2017 would result in a pre-tax interest expense increase of $0.4 million on an annualized basis. Subsequent to September 24, 2017, one of our interest rate swaps covering $50.0 million of our outstanding borrowings under the Credit Agreement expired. If the interest rate swap that expired on September 29, 2017 had expired prior to September 24, 2017, a 1.00% increase in the effective interest rate applied to our borrowings then subject to variable interest rates would have resulted in a pre-tax interest expense increase of $0.9 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 43% and 44% of our total franchise royalty revenues for the thirteen weeks ended September 24, 2017 and September 25, 2016, respectively, and approximately 43% and 44% of our total franchise royalty revenues for the thirty-nine weeks ended September 24, 2017 and September 25, 2016, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 39% and 40% of our gross royalty and franchise fee accounts receivable as of September 24, 2017 and December 25, 2016, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 24, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 24, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

‡	Furnished herewith

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)