Form 10-K
period 2017-12-31
Bojangles', Inc.
filed 2018-03-08
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 23, 2017 (the last business day of the registrant’s second quarter for fiscal 2017), the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing sale price as reported on the NASDAQ Global Select Market System, was approximately $276.5 million. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates.

As of March 1, 2018, there were 36,659,274 shares of the registrant’s common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Bojangles’, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2017.

BOJANGLES’, INC. AND SUBSIDIARIES

FORM 10-K

i

MARKET AND INDUSTRY DATA AND FORECASTS

Certain market and industry data included in this Annual Report on Form 10-K is derived from information provided by third-party market research firms, including Technomic, Inc. (“Technomic”) and MillerPulse, LLC (“MillerPulse”), or third-party financial or analytics firms that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

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

BASIS OF PRESENTATION

In this Annual Report on Form 10-K, unless the context otherwise requires:

•	“we,” “us,” “our,” the “company” or “Bojangles’,” refers collectively to Bojangles’, Inc., a Delaware corporation, incorporated in 2011 and its subsidiaries;

•	“our restaurant system” or “our system” refers to both company-operated and franchised restaurants, and the number of restaurants presented in our restaurant system, unless otherwise indicated, is as of December 31, 2017;

•	“our restaurants,” or results or statistics attributable to one or more restaurants without expressly identifying them as company-operated, franchised or both, refers to our company-operated restaurants only;

•	when referring to “system-wide” financial metrics, we are referring to such financial metrics at the restaurant-level for company-operated restaurants plus those reported to us by our franchisees;

•	“average check” refers to company-operated restaurant revenues from company-operated restaurants divided by company-operated restaurant transactions;

•	“dayparts” refers to five dayparts consisting of breakfast as open to 11:00 a.m., lunch as 11:00 a.m. to 2:00 p.m., snack as 2:00 p.m. to 5:00 p.m., dinner as 5:00 p.m. to 8:00 p.m., and after dinner as 8:00 p.m. to close.

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

We use a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. Fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and fiscal 2017 ended on December 29, 2013, December 28, 2014, December 27, 2015, December 25, 2016 and December 31, 2017, respectively.

In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every five or six years, a 53-week fiscal year occurs. Fiscal 2017 was a 53-week fiscal year. Fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016 were each 52-week fiscal years.

Our point-of-sale system is used to collect detailed transaction data from company-operated restaurants, which generates information about product mix, daypart sales and other metrics that we actively analyze. In order to calculate certain key performance indicators, franchised restaurant sales are estimated based on data reported by our franchisees.

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base (as applicable, system-wide, franchised or company-operated restaurants). A restaurant enters our comparable restaurant base on the first full day of the month after being open for 15 months using a mid-month convention. Refranchised restaurants are excluded from our comparable restaurant base for the twelve-month period following the date of the refranchising. The comparable restaurant base for company-operated restaurants is determined using our weekly reporting period, which is Monday through Sunday. If a company-operated restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the full weekly reporting period(s) impacted by the temporary closure. In addition, comparable restaurant sales excludes the impact of any deferred revenue associated with our recently launched Bo Rewards customer loyalty program.

System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. The comparable restaurant base for franchised restaurants is determined using a monthly reporting period. If a franchised restaurant is temporarily closed for a period of at least a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the entire monthly period(s) impacted by the temporary closure. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

We measure system-wide, franchised and company-operated average unit volume (“AUV”) on a fiscal year basis and on a trailing twelve-months (“TTM”) basis for non-fiscal year-end periods. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full twelve-month period (excluding Bojangles’ Express and drive-thru only units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. Refranchised restaurants are excluded from our AUV calculation for the twelve-month period following the date of the refranchising. This methodology is similar for each TTM period in addition to the fiscal year end.

Restaurant contribution represents our operating income excluding the impact of franchise royalty revenues, other franchise revenues, general and administrative expenses, depreciation and amortization, impairment and (gain) loss on disposal of property and equipment and other. Restaurant contribution margin is defined as restaurant contribution as a percentage of company-operated restaurant revenues.

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

TRADEMARKS AND COPYRIGHTS

Bojangles’®,” “Bojangles’ Express®,” “It’s Bo Time®,” “Big Bo Box®,” “Chicken Supremes™,” “Bojangles’ Cajun Pintos®,” “Bojangles’ Dirty Rice®,” “Legendary Iced Tea®,” “Tailgate Everything®,” “Cajun Filet Biscuit®,” “Bo-Tato Rounds®,” “Bo-Berry Biscuits®,” “Bo’Town Roasters™,” “Bojangles’ Seasoned Fries™,” “Bo Rewards™,” “Roasted Chicken Bites™” and other trademarks or service marks of Bojangles’ appearing in this Annual Report on Form 10-K are the property of Bojangles’ or its subsidiaries. Solely for convenience, some of the copyrights, trade names and trademarks referred to in this Annual Report on Form 10-K are listed without their ©, ®, sm and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trade names, trademarks and service marks. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy, technology initiatives and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability and those expanding their chicken menu items;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses, such as salmonella, E. coli, or others;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

v

•	the timing and the number of shares of our common stock purchased under our share repurchase program;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

PART I

Item 1. Business

Company Overview

Bojangles’, Inc. (together with its subsidiaries, “Bojangles’,” “we,” “us,” “our,” or the “Company”) was incorporated in Delaware in 2011.

It’s Bo Time!

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. Since 1977, we believe Bojangles’ has become an iconic brand with a cult-like following due to our famous, made-from-scratch biscuits baked every 20 minutes, our fresh, never-frozen bone-in fried chicken, our unique fixin’s and our Legendary Iced Tea. We believe we offer fast-casual quality food combined with quick-service speed, convenience and value. While we serve our full menu of craveable food across all dayparts, we are especially known by customers for our breakfast offerings and generated, on average, approximately $620,000 in fiscal 2017 per company-operated restaurant before 11:00 a.m. In fiscal 2017, our 325 company-operated and 439 franchised restaurants, primarily located in the Southeastern United States, generated approximately $1.3 billion in system-wide sales, representing $518.4 million in company-operated restaurant revenues and $760.0 million in franchise sales, which contributed $29.1 million in franchise royalty and other franchise revenues. Over this same period, our restaurants generated a system-wide AUV of approximately $1.8 million, which we believe is among the highest in the quick-service restaurant (“QSR”) and fast-casual segments. Our mission is to win the hearts of our customers by delivering quality and service all day, every day, and we believe our passionate team members and culture are fundamental to our success. The excitement for our brand and enthusiasm of our customers can be best summarized by our famous tagline…“It’s Bo Time!”

Since our founding in Charlotte, North Carolina in 1977, our core menu centered on “chicken ’n biscuits” has remained largely unchanged. We believe our variety of fresh, flavorful and Southern-inspired items appeals to a broad customer demographic across our five dayparts: breakfast, lunch, snack, dinner and after dinner. Bojangles’ is known for its breakfast menu, which is served all day, every day, and includes our popular Cajun Filet Biscuit. We also offer hand-breaded, bone-in chicken marinated for at least 12 hours, Chicken Supremes, Homestyle Chicken Tenders and sandwiches, as well as unique fixin’s including our Seasoned Fries, Bo-Tato Rounds, Cajun Pintos and Dirty Rice. Our “500 Calorie and Under” menu features items such as salads, grilled chicken sandwiches, and fat-free green beans. In addition to our individual menu items, we offer combos and family meals that appeal to large parties, as well as our Big Bo Box, which is perfect for tailgating events. Our food is complemented by our Legendary Iced Tea that is steeped the old-fashioned way, providing a rich flavor that our customers crave. Our high-quality, handcrafted food also represents a great value with an average check of only $7.28 for company-operated restaurants in fiscal 2017. We believe our distinct menu with fresh, made-from-scratch offerings combined with a compelling average check creates an attractive value proposition for our customers.

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

According to Technomic, 2016 sales for the total LSR category increased 4.5% from 2015 to $268 billion. We offer fast-casual quality food combined with quick-service speed, convenience and value across multiple dayparts. We believe our differentiated, high-quality menu, including our extensive breakfast offerings that deliver great value all day, every day, positions us to compete successfully against both QSR and fast-casual concepts, providing us with a large addressable market.

We believe that we are well-positioned to benefit from a number of culinary and demographic trends in the United States:

Growing Breakfast Daypart: According to MillerPulse, total morning meal dollars grew from $53 billion in 2011 to $75 billion in 2017, representing a CAGR of 6.0%. In addition, sales for the QSR morning meal daypart grew from $42 billion in 2011 to $58 billion in 2017, representing a CAGR of 6.0%. Several factors are driving growth in the breakfast daypart, including more extensive menu offerings and consumers’ desire for value, portability and convenience. Consumers’ breakfast eating habits tend to be more habitual than other meals because breakfast is part of many consumers’ morning routines.

Increasing Chicken Category: In 2016, the chicken menu category for LSRs grew 7.5% from 2015, outpacing the broader LSR category, according to Technomic.

Population Growth in Our Markets: Since 2000, population growth in our key markets has exceeded the U.S. national average. According to the U.S. Census Bureau, growth in the Georgia, North Carolina, South Carolina, Virginia and Tennessee populations from 2000 to 2017 was on average 23.4%, as compared to 15.4% population growth in the U.S. over that same period.

The “Bo Difference”

We believe the following strengths differentiate us and serve as the foundation for our continued growth:

Iconic Brand with Loyal, Cult-Like Following. Since opening our first restaurant in North Carolina in 1977, we believe we have become an iconic brand with a cult-like following by consistently delivering differentiated, craveable food. We believe our “Bo Fanatics,” which is our term for our most loyal customers, visit us multiple times per week and promote our brand through word of mouth and engagement on social media. We support our brand through high profile sponsorships of sporting events and venues, such as the Bojangles’ Southern 500, as well as endorsements from celebrities who are fans of Bojangles’. We believe our iconic brand and cult-like following support our ability to grow our restaurant base in existing and new markets.

High-Quality, Craveable Food. We are committed to maintaining the integrity of our traditional, Southern food. We believe our customers crave the unique flavor of our food and the variety of our menu, which includes our signature breakfast biscuits, bone-in fried chicken, Chicken Supremes, Homestyle Chicken Tenders, sandwiches, unique fixin’s, and our “500 Calorie and Under” menu. We use high-quality ingredients prepared the old-fashioned way and do not have microwaves in our restaurants. As an example of our commitment to quality, all of our specially trained biscuit makers follow 48 steps in preparing our made-from-scratch, buttermilk biscuits, which are baked fresh every 20 minutes. We prepare eggs, sausage and cured country ham on the griddle for our breakfast menu served all day. For our unique fixin’s, we prepare our famous Dirty Rice and Cajun Pintos on the stove-top, and our Seasoned Fries are made with our special blend of seasonings. Finally, we steep our Legendary Iced Tea to ensure a rich brewed flavor that our customers crave. This commitment to offering high-quality food with unique flavor that we believe customers cannot find at other restaurants has earned us deep customer loyalty and a high frequency of visits.

Diversified Daypart Mix. We have a diversified daypart mix that supports AUVs that are among the highest in the QSR and fast-casual segments:

Our Famous Breakfast: While many of our competitors do not offer breakfast, in fiscal 2017, we generated 37% of our company-operated restaurant revenues before 11:00 a.m., or an average of approximately $620,000 annually per company-operated restaurant. Our strong breakfast results make us a leader in an attractive daypart in the industry. Furthermore, we believe breakfast has broad customer appeal and is the most habitual daypart, which drives repeat business and customer loyalty.

Our Craveable Menu for Lunch, Snack, Dinner and After Dinner: In fiscal 2017, we generated 63% of our company-operated restaurant revenues from 11:00 a.m. to closing, which is typically 10:00 p.m. We believe Bojangles’ menu, focused on high-quality, craveable items, is distinct in the LSR industry and provides an attractive value proposition for lunch, snack, dinner and after dinner. Our Big Bo Box, family and tailgate meals cater to group occasions and drive sales during these dayparts. Additionally, our customers can order our famous breakfast items all day, which we believe differentiates us from our peers and delivers great value at all hours.

Unique Value Proposition: Fast-Casual Quality Food with QSR Speed, Convenience and Value. Everything we do is driven by our intense focus on delivering a compelling value proposition to our customers. We believe that our concept combines elements of both fast-casual restaurants (quality and food preparation) and QSR (speed, convenience and value). Our value proposition is a key element of our business:

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

Compelling Speed and Convenience: We locate our restaurants in places that are easily accessible and convenient to customers’ homes, places of work and daily commutes. We also strive to deliver our food quickly to our customers, whether in our restaurants or through our drive-thru. We believe our customers appreciate our speed and convenience, as evidenced by over 80% of our company-operated restaurant revenues in fiscal 2017 generated via drive-thru and carry-out.

Attractive Price Point: Our average check was $7.28 for company-operated restaurants in fiscal 2017. We believe this average check is lower than any fast-casual and most QSR restaurant concepts.

Compelling Hybrid System that Provides Capital Efficient Growth. Our hybrid system captures the earnings power of a company-operated model with strong economics and the capital efficiency of a franchised model. As of December 31, 2017, 43% of our restaurant base was company-operated and 57% was franchised.

Company-Operated: As of December 31, 2017 we had 325 company-operated restaurants, which has grown from 196 as of the end of fiscal 2011, representing a CAGR of 8.8%. In fiscal 2017, our company-operated restaurants generated $518.4 million in revenues, which increased from $281.9 million in fiscal 2011. This sales growth contributed to our restaurant contribution increase from $44.3 million in fiscal 2011 to $80.6 million in fiscal 2017, representing a CAGR of 10.5%. With approximately 43% of the restaurant base operated by the company, we are aligned with our franchisees and take a leadership role in executing brand and operational initiatives. Our company-operated restaurants have achieved strong performance, thereby illustrating to franchisees the potential of our brand and generating significant credibility within our franchise base.

Franchised: As of December 31, 2017, our franchisees operated 439 restaurants, which has grown from 312 as of fiscal 2011, representing a CAGR of 5.9%. Royalties and other franchise revenues totaled

$29.1 million in fiscal 2017, which increased from $18.0 million in fiscal 2011. We believe royalties and fees generated from our franchise base provide us with significant, predictable cash flow to invest in executing our strategies. Our approximately 90 franchise entities are important partners in our system-wide growth as they allow us to expand the Bojangles’ brand in new and existing markets in a capital efficient manner.

Highly Productive Restaurant Base with Strong Unit Economics. We believe our differentiated customer value proposition generates strong restaurant-level financials and attractive returns on investment. For fiscal 2017, our system-wide AUV was approximately $1.8 million, which we believe is among the highest in the QSR and fast-casual segments. Our new company-operated restaurant model targets strong cash flows and compelling cash-on-cash returns. Unlike some other restaurant concepts, we primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, which requires minimal upfront investment for construction and equipment costs. Our new company-operated restaurant model is based on a year one target AUV of $1.5 million, as well as restaurant-level cash flow of approximately $110,000 and average upfront cash equipment investment of approximately $85,000 for locations under build-to-suit and equipment financing leases. Given our build-to-suit and equipment financing lease strategy that minimizes our upfront cash investment, our new company-operated restaurant model delivers, on average, a less than one-year payback on cash investment for these locations, which we are able to assess once the restaurant has been open for a full twelve months. Our new company-operated restaurants that utilize a build-to-suit and equipment financing lease strategy and opened during fiscal year 2016, which is the most recent class for which a full twelve months of results is available, fell short of meeting our targets. On average, we have exceeded the one-year payback on cash investment target for our new company-operated restaurants utilizing a build-to-suit and equipment financing lease strategy that were opened during fiscal years 2012-2016. We believe our low cash investment provides a platform for compelling returns on our new restaurants. See “—Construction” for more information.

Strong Management Team Driving Culture Based on People. We have a highly experienced management team. Our leadership team is committed to instilling our strong culture, which is based on trust, servant leadership and total commitment in all that we do. Our values of hard work, teamwork, harmony, listening and respect underlie everything that we do, both in our interactions with each other and with customers. We view our restaurant-level employees as the true heroes of our business, working daily to deliver our high-quality food with a strong sense of pride in our brand. We believe our strong management team and commitment to a culture based on people and integrity are key drivers of our success as a differentiated restaurant concept and position us well for long-term growth.

Spreading the “Bo-Buzz”

We plan to pursue the following strategies to continue to grow our revenues and profits:

Continue to Open New Company-Operated and Franchised Restaurants. We believe we are in the early stages of our growth story. We have expanded our system-wide restaurant count from 508 restaurants as of the end of fiscal 2011 to 764 restaurants as of the end of fiscal 2017, representing a CAGR of 7.0%. In fiscal 2017, we opened 26 company-operated restaurants and 26 franchised restaurants, contributing to annual system-wide unit growth of 6.7%. We continue to expand our footprint into adjacent markets and expect our franchisees will continue to lead our expansion efforts because we intend to open fewer new company-operated restaurants on a go-forward basis. Given the strength of our brand, existing restaurant base and new unit economics, we believe we can continue opening restaurants in our core North Carolina and South Carolina markets. Additionally, given the performance of our 314 company-operated and franchised restaurants in adjacent markets as of December 31, 2017, we believe there is a significant opportunity to continue to grow in our existing footprint.

Drive Comparable Restaurant Sales. We strive to deliver comparable restaurant sales growth through the following strategies:

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

Increase Existing Customer Frequency: We are striving to increase customer frequency by providing “Bo-Size Service,” a service experience and environment that “compliments” the quality of our food and models our culture. We expect to accomplish this by enhancing customer engagement, while also improving throughput, order execution and quality. Additionally, in early fiscal 2014 we began implementing a customer experience measurement system, which provides us with real-time feedback and customers’ insights to enhance our service experience. We also previously announced that we have or will be strategically adding labor initiatives, such as enhanced service and more full-time versus part-time team members, where we believe it will significantly enhance the customer service experience over time. We believe that always striving for excellent customer service will create an experience and environment that will support increased existing customer visits.

Continue to Grow Dayparts: We believe we have an opportunity to complement our strong breakfast daypart with our lunch, snack, dinner and after dinner dayparts. We expect to drive growth across these dayparts through optimized labor and management allocation, enhanced menu offerings, innovative merchandising and marketing campaigns, such as our Big Bo Box packaging and Tailgate Everything campaign, which have successfully driven growth in our post-breakfast dayparts over time. We plan to continue to introduce and market limited time offers to increase occasions across our dayparts as well as to educate customers on our lunch and dinner offerings.

Leverage Technology. We are investing in new technology, such as our new point-of-sale system, XPIENT, which will allow us to enhance efficiency and throughput in our restaurants. The installation of XPIENT in all company-operated restaurants was completed in fiscal 2015. Additionally, we introduced the Bojangles’ Mobile App during the fourth quarter of fiscal 2017, which includes features such as mobile payment and our Bo Rewards customer loyalty program. Further, we are targeting fiscal 2018 for the roll out the next phase of our Bojangles’ Mobile App launch, which we expect to include mobile ordering from a limited menu of select Bojangles’ favorites, like our Big Bo Boxes for tailgating and large catering events. We believe the launch of, and future enhancements to, the Bojangles’ Mobile App will improve our customer experience, capture large group ordering and increase transactions.

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

Our Food

Our Menu

Our core menu has been centered on “chicken ’n biscuits” since our founding in 1977. We believe we offer craveable, Southern-inspired food with unique flavor that customers cannot find at other restaurants. We prepare our food using high-quality ingredients with many of our items made-from-scratch, and we do not permit microwave ovens in any of our restaurants, ever. Our menu includes our famous, made-from-scratch, buttermilk biscuits baked fresh every 20 minutes; our fresh, never-frozen bone-in fried chicken; our unique fixin’s; our “500 Calorie or Under” menu items such as salads, our grilled chicken sandwich, and fat-free green beans; our freshly baked and delicious sweets menu; and our Legendary Iced Tea. Our goal is that every menu item at Bojangles’ has a unique or special flavor that differentiates our restaurants and our brand.

Our food is offered a la carte and in combos which may be favorably priced compared to individual orders. A Bojangles’ customer may order a single piece of chicken or one of our chicken dinners with a choice of our unique fixin’s, and always accompanied by a made-from-scratch, fresh buttermilk biscuit. Our chicken, fixin’s, biscuits and Legendary Iced Tea may also be ordered in boxes or family meals, and larger combinations may be offered as tailgate specials or may be packaged in our iconic Big Bo Box. The addition of boxes, family meals and tailgate specials to our menu has helped increase our dinner and carry-out business over time, resulting in a higher average check and comparable restaurant sales growth over time.

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

Below are just a few of our breakfast biscuits served all day, every day:

Cajun Chicken Filet	Country Ham	Sausage	Steak	Gravy

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

To accompany our chicken, we offer our famous fixin’s including our Dirty Rice and Cajun Pintos which are cooked on the stove-top. For our Dirty Rice, we use sausage made to our specification using our exclusive blend of seasonings, and our Cajun Pintos are prepared using our exclusive ranchero style seasonings. Our Seasoned

Fries are skin-on, entrée fries which are sprinkled with our special seasoning blend. In addition, we offer Southern style mac ‘n cheese made from two cheeses; fat-free green beans; cole slaw; and mashed potatoes with gravy. We also offer flavorful bowls, which include our Chicken Rice Bowl and our JamBolaya Bowl, each served with a biscuit.

2-Piece Dinner	Fixin’s	Chicken Supremes	Chicken Rice Bowl	20-Piece Tailgate

Our menu also features salads, sandwiches and our whole meat Roasted Chicken Bites. For our sandwiches, our customers can order grilled chicken or a Cajun Filet on a toasted bun. Our sandwiches are served with crisp lettuce and fresh tomato, with the option of adding hardwood-smoked bacon and sharp American cheese. We offer salads, made fresh daily and featuring a mix of crisp romaine and iceberg lettuce, red cabbage, grated carrots, sliced cucumber, grape tomatoes and Monterey jack and cheddar cheese. Our customers can also add our seasoned, grilled chicken breast filet, Roasted Chicken Bites and boneless whole breast tenderloin filets to our salads for a delicious and satisfying meal.

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

Overall, we believe our differentiated menu of high-quality, hand-crafted food represents a great value with an average check of only $7.28 for company-operated restaurants in fiscal 2017.

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

During fiscal 2016, we completed the initial phase of our “Bojangles’ of the Future” project, which included a complete review of the interior and exterior design of our restaurants, as well as what elements could potentially be incorporated into future restaurant remodels. Our new restaurant design features a distinctive, contemporary exterior that combines sophisticated materials like brick and tile, as well as steel canopies. Soft lighting and landscaped planters alongside the building and in the drive-thru lane are designed to provide the restaurant with a warm, welcoming feel. The new restaurant interior will center on the star of the Bojangles’ menu—our made-from-scratch biscuits. Upon entering the restaurant and proceeding to the counter, guests will be able to view our new “Biscuit Theater” where they can watch biscuits being made fresh every 20 minutes by a Bojangles’ Master Biscuit Maker. The dining room will also get a refresh with wireless internet, multi-device electrical charging stations, unique high-top community tables and a variety of seating options to accommodate different sized groups. During fiscal 2017, we unveiled our new restaurant design, which we believe will enhance our brand and unit growth opportunity. During fiscal 2017, we opened a total of five company-operated “Bojangles’ of the Future” locations and completed three remodels that included many of the design elements in the “Bojangles’ of the Future” prototype.

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

In addition to our standard restaurants, as of December 31, 2017, we had 38 locations that were either Bojangles’ Express or drive-thru only. Bojangles’ Express restaurants are located in or attached to another business or other structures such as shopping malls, food courts, travel plazas, grocery stores, college campuses, airports, transportation centers, military bases or convention centers or sports arenas and may be as small as 800 square feet and as large as 3,800 square feet. Bojangles’ Express locations may be part of a larger structure or complex.

Site Selection and Expansion

New Restaurant Development

We believe our restaurant model is designed to generate compelling cash flow, restaurant-level financial results and returns on invested capital, which we believe provide us with an attractive foundation for expansion. In fiscal 2015, we opened 29 company-operated and 34 franchised restaurants, in fiscal 2016, we opened 29 company-operated and 29 franchised restaurants and in fiscal 2017, we opened 26 company-operated and 26 franchised restaurants, contributing to annual system-wide unit growth of 6.4% in fiscal 2015, 8.2% in fiscal 2016 and 6.7% in fiscal 2017. We continue to expand our footprint into adjacent markets and expect our franchisees will continue to lead our expansion efforts as we intend to open fewer new company-operated restaurants on a go-forward basis.

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

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has significant real estate experience in the restaurant industry. We adhere to a disciplined restaurant site selection plan, which contains criteria based on a variety of factors, including population, demographics, access to “breakfast traffic,” unit visibility and acceptable ingress and egress. This detailed site selection plan allows us to target new restaurant locations primarily on the “going-to-work” side of the street to support breakfast sales, and near traffic light intersections on thoroughfares typically travelled by approximately 20,000 cars or more per day. In addition, we use a third-party data analytics tool to assist in the site selection, and acquire information from data services to support our analysis. New company-operated and franchised restaurants are reviewed and approved by our real estate committee, which includes our senior leadership team.

Construction

On average, it takes approximately one year from identification of a specific site to the opening of a new restaurant, which includes approximately five to six months of due diligence review of the site and three to four months of construction time. Our new restaurants are typically ground-up prototypes but may include conversions. We estimate the land, building and equipment of a new company-operated restaurant requires an average investment of approximately $2.7 million, including approximately $0.8 million for land, approximately $1.5 million for the building construction, which includes the building and site and soft costs, and approximately $0.4 million for equipment. We primarily utilize build-to-suit developments and equipment financing leases for our new company-operated restaurants, requiring minimal upfront cash investment. Each new company-operated restaurant under a build-to-suit development and equipment financing lease typically requires an upfront cash equipment investment of approximately $85,000, and we target a year one cash-on-cash payback for our new company-operated restaurants utilizing build-to-suit development and an equipment financing lease. While we primarily utilize a build-to-suit development strategy, our new restaurant strategy may change over time. We expect our average investment for new company-operated restaurants to increase related to our “Bojangles’ of the Future” project. In addition, if our “Bojangles’ of the Future” project is successful, we may undertake more remodels than in previous years, which we expect will increase our total and average investment for remodels as we incorporate the new design elements.

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

We also previously announced that we have and will be strategically adding labor initiatives, such as service enhancements and more full-time versus part-time team members, where we believe it will significantly enhance the customer service experience over time.

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

Managers and Team Members

Our restaurants operate with five distinct dayparts (breakfast, lunch, snack, dinner and after dinner) and a staff of approximately 30 to 35 team members on average led by the unit director, assistant unit directors, and shift managers. Quality is constantly monitored by area directors at company-operated restaurants and by franchise business consultants (“FBCs”) at franchised restaurants.

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

We are diligent in our team member selection processes, only hiring approximately 10% of those who began the application process in fiscal 2017. We aim to staff our restaurants with team members that are friendly, customer-focused, driven to provide high-quality food, and who are also a good fit for our culture. As of December 31, 2017, our team member base was comprised of approximately 9,650 restaurant employees and approximately 250 support center personnel.

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

Franchise Program

Overview

We use a franchising strategy to increase new restaurant growth, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 31, 2017, we had approximately 90 franchise entities that operated 439 restaurants. Our franchisees range in size from single-restaurant operators to the largest franchisee, which operated 66 restaurants as of December 31, 2017. Our existing franchise base consists of many successful, longstanding restaurant operators, 58 of which operate multiple restaurants. As of December 31, 2017, our franchisees operated restaurants in 38 DMAs. Of our franchised restaurants, 401 were owned and operated by franchisees that have been with us for more than five years, some of which have developed franchised restaurants as part of multi-unit, multi-year development agreements. In addition, many of our existing franchisees continue to develop restaurants without development agreements. We also support our growth by attracting highly qualified and experienced new franchisees. We will continue to recruit new franchisees who we believe are capable of successful multi-unit development. We believe the revenues generated from our franchise base, including royalty revenues, have historically served as an important source of stable and recurring cash flows to us and, as such, we plan to expand our base of franchised restaurants. We expect franchise development, which may also include refranchising some areas outside of our core North Carolina and South Carolina markets, will continue to lead our expansion efforts.

Description of Franchise and Development Agreements

Our typical agreements for a full-size traditional unit grant a franchisee the right to operate for an initial term of 20 years with additional renewal terms that total 20 years subject to various conditions that include upgrades to the restaurant facility and brand image. Our typical Bojangles’ Express franchise agreements grant the right to operate for a period of 10 years without renewal so that we can assess at the time of expiration if the market is better served by a full-size replacement. All franchise agreements grant licenses to use the Bojangles’ trademarks, trade secrets and proprietary methods, recipes and procedures. Our obligations under the franchise agreement include an initial training program, ongoing advice and consultation in connection with operations and management of the restaurants, the development of advertising materials, as well as advice and assistance in local marketing and inspections of a franchisee’s restaurants.

The initial franchise fee for each full-size traditional unit is $25,000, and $15,000 for each Bojangles’ Express unit. Franchisees are required to pay as royalties 4% of franchise unit sales, except for certain grandfathered units that may pay a lesser percentage and international locations that pay 5%. Franchisees, except for certain grandfathered units that may pay a lesser amount and international locations that are not required to contribute, are also required to pay 1% of franchise unit sales to the Bojangles’ marketing development fund, to which we also contribute, which creates a pooled fund for the creation of marketing and advertising materials, marketing and media research, marketing promotions and a portion of our marketing employees’ salaries and expenses. Franchisees are required to sign an advertising co-operative agreement, or the co-op agreement, in connection with their franchise agreements that provides for pooled advertising funds when franchisees share a market with other franchisees or us. Typically, the co-op agreement requires that when an advertising co-operative is activated, franchisees and the company units within the co-operative market must contribute up to 2% of unit sales to the co-operative. Finally, the franchise agreements require that franchisees spend from one to three percent of franchise unit sales on local marketing, depending upon whether an advertising co-operative has been activated in a franchisee’s market.

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

Marketing and Advertising

We use multiple marketing channels, including television, radio, print advertising, billboard advertising, internet and social media and loyalty programs to broadly drive brand awareness and traffic to our restaurants. We advertise on local network and cable television in our primary markets, and utilize heavier cable schedules for some of our less developed markets. During fiscal 2017, we and our franchisees were active in television advertising, including cable placement, in approximately 27 DMAs of the 38 DMAs in which our system has restaurants, and we expect to add television advertising in additional DMAs in the future. During fiscal 2017, we and our franchisees utilized radio advertising in approximately 23 radio metro areas. We also sponsor arenas, race tracks, broadcast and sporting events including the Bojangles’ Coliseum in Charlotte, North Carolina, the Carolina Panthers National Football League team, the Charlotte Hornets National Basketball Association team, the Fox Sports South-Atlanta Braves Television Network, the Atlantic Coast Conference basketball and football and other events and venues. In addition, we are active in various charity and goodwill events and activities, including in-restaurant fundraising, auctions and events for the Muscular Dystrophy Association, Toys for Tots and St. Jude’s Children’s Hospital. We engage in one on one conversations with our consumers using social media platforms such as Facebook, YouTube, Instagram and Twitter. We also use social media as a research and customer service tool, and apply insight we gain to future marketing efforts.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients and other necessary supplies that meet our specifications from reliable suppliers. We regularly inspect vendors to ensure that products purchased conform to our standards and that prices offered are competitive. Our Quality Assurance Department works with our suppliers to obtain third-party audits. We negotiate terms, conditions and pricing directly with all suppliers of food and packaging. We contract with our foodservice distributor for the distribution of all of our food and most of our supplies delivered to our restaurants.

In September 2015, we entered into a Master Distribution Agreement with McLane Foodservice, Inc. (“McLane”), pursuant to which McLane was appointed as an approved distributor for substantially all of the items used in our stores. We transitioned to McLane from our prior approved distributor during the first quarter of fiscal 2016. Our agreement with McLane extends through March 31, 2023 and generally restricts us from using alternative distributors for most products. McLane delivers frozen, refrigerated and dry products, as well as most of our restaurant supplies, to most of our restaurants at least two times per week. We contract with four primary suppliers for our bone-in chicken, which is supplied to our company-operated restaurants by McLane. Our franchisees are required to use an approved distributor and approved manufacturers for the purchase of their food and supplies. Certain of our franchisees have elected to transition to bone-in chicken distribution through McLane. If quality standards can be met, those franchisees that have not transitioned to bone-in chicken distribution through McLane can continue to receive deliveries from other approved chicken distributors.

In our normal course of business, we evaluate bids from multiple suppliers for various products. Poultry and other proteins are our largest product cost items and represented approximately 45% of company-operated food and supplies costs in fiscal 2017. Fluctuations in supply and prices can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating directly with multiple suppliers, purchasing from suppliers with what we believe are the most favorable terms given existing market conditions.

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

Management Information Systems

All of our company-operated restaurants use computerized point-of-sale and back office systems, which we believe are scalable to support our long-term growth plans. The point-of-sale system provides a touch screen interface and integrated, high speed credit card, mobile payment, and gift card processing, as well as the ability to interact with our customer loyalty program. The point-of-sale system is used to collect daily transaction data from company-operated restaurants, which generates information about product mix and daily sales that we actively analyze. During fiscal 2015, we completed migrating our company-operated restaurants to a new point-of-sale system and during the post-transition there may be a period of time during which the transactional data for the restaurants that migrated to the new point-of-sale system is in a format that is not easily usable for analytical purposes.

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

During the fourth quarter of fiscal 2017, we introduced the Bojangles’ Mobile App. Once downloaded, customers can use the Bojangles’ Mobile App to explore our menu, locate the nearest Bojangles’ restaurant, pay for their purchase at the register using a pre-loaded balance in their Bojangles’ Wallet and earn rewards under our Bo Rewards customer loyalty program, which are redeemable for free Bojangles’ food. Although the Bojangles’ Wallet feature and our Bo Rewards customer loyalty program are currently only available for use at our company-operated restaurants, we are collaborating with our franchisees to facilitate their adoption of the Bojangles’ Wallet and our Bo Rewards customer loyalty program. In addition, we are targeting fiscal 2018 for the roll out of the next phase of our the Bojangles’ Mobile App launch, which we expect to include mobile ordering from a limited menu of select Bojangles’ favorites, like our Big Bo Boxes for tailgating and large catering events.

Geographic Footprint

As of December 31, 2017, we had 325 domestic company-operated restaurants and 436 domestic franchised restaurants located in eleven states, including North Carolina, South Carolina, Georgia, Tennessee, Virginia, Alabama, Kentucky, West Virginia, Florida, Maryland and Pennsylvania, and the District of Columbia. In addition, we currently have three international franchised restaurants in Roatan Island, Honduras. International stores represented less than 1% of our revenues in each of fiscal 2017, fiscal 2016 and fiscal 2015.

Employees

As of December 31, 2017, we had approximately 9,900 employees, of whom approximately 9,650 were restaurant employees and approximately 250 were support center personnel. None of our employees are part of a collective bargaining agreement, and we believe our relationships with our employees are satisfactory.

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

One of the key means to achieving our growth strategy will be through opening restaurants and operating those restaurants on a profitable basis. We opened 29 company-operated restaurants in fiscal 2015, opened 29 company-operated restaurants in fiscal 2016 and opened 26 company-operated restaurants in fiscal 2017. Our franchisees opened 34 franchise operated restaurants in fiscal 2015, opened 29 franchise operated restaurants in fiscal 2016 and opened 26 franchise operated restaurants in fiscal 2017. We expect to slow the pace of system-wide unit expansion by reducing development of company-operated restaurants while shifting our focus towards enabling new and existing franchised partners to lead brand expansion on a go-forward basis. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ ability to:

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

If our new restaurants do not perform as planned or close, our business and future prospects could be harmed. We may refranchise more company-operated restaurants to franchisees over time and also expect closures of underperforming company-operated and franchised restaurants during fiscal 2018, and potentially in subsequent years, to exceed levels experienced in recent years. In addition, an inability to achieve our expected average restaurant revenues could have a material adverse effect on our business, financial condition and results of operations.

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

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain customers. We recently introduced the Bojangles’ Mobile App, which includes features such as mobile payment and our Bo Rewards customer loyalty program, and we are also working on several other key technology initiatives, including mobile ordering and a potential test of delivery. We believe these technology solutions will improve our customer experience, capture large group ordering and increase transactions. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. If our technology initiatives are not adopted by our customers and/or our franchisees, we may experience a decrease in our revenues, which could have a material adverse effect on our results of operations and financial condition. In addition, if we choose higher price points for promotional items, do less targeted discounting or increase our prices too much, our sales could be negatively impacted, which could have a material adverse effect on our results of operations and financial condition.

Further, if we are successful with the implementation of our technology initiatives related to mobile payment, our Bo Rewards customer loyalty program, and mobile ordering and delivery, we may be required to introduce new in-store procedures and tools in order to execute operationally, which could include adding new roles and resources. Further, utilizing a third-party delivery service may not be profitable and may introduce additional food safety and food quality risks. Any changes to our restaurant operations associated with our technology initiatives could result in additional restaurant operating expenses and could negatively impact our results of operations.

Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Some of our competitors have implemented, and may continue to implement, discounting strategies, which may have a negative impact on our revenues and profitability. Should our competitors increase spending on marketing and advertising and other initiatives such as additional discounting or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items, technology initiatives and restaurant designs and remodels be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Changes in food and supplies costs, especially for chicken, could adversely affect our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supplies costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls and government regulations. The costs of many basic foods for humans and animals, including wheat and cooking oil, can increase markedly in a short period of time, which can result in upward pricing pressures on all of our raw ingredients at various points in time, including chicken (especially limited service restaurant-sized chickens) and pork. Food prices for a number of our key ingredients escalated markedly at various points in fiscal 2015, fiscal 2016 and fiscal 2017. As a result of such pricing pressures, we have experienced, and expect to continue to experience, significant increases in the costs of certain ingredients for items on our menu. In addition, due to the avian flu the cost of our eggs and seasoned fried turkeys were significantly higher at various points in time. Weather related issues, such as freezes or drought, may also lead to temporary spikes in the prices of some ingredients such as produce or meats. Any increase in the prices of the ingredients most critical to our menu, such as chicken, pork, dairy and wheat, would adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend serving menu items rather than paying the increased cost for the ingredients. Any such changes to our available menu may negatively impact our restaurant traffic, business and comparable restaurant sales during the shortage and thereafter. We have implemented menu price increases in the past to significantly offset the higher prices of food and supplies costs. We may not be able to offset all or any portion of increased food and supplies costs through higher menu prices in the future. If we or our franchisees implement further menu price increases in the future to protect our margins, restaurant traffic could be materially adversely affected, at both company-operated and franchised restaurants.

Our principal food product is chicken. In fiscal 2015, fiscal 2016 and fiscal 2017, the cost of chicken and other proteins included in our product cost was approximately 46%, 45% and 45%, respectively, of our food and supplies costs from company-operated restaurants. Material increases in the cost of chicken and other proteins could materially adversely affect our business, operating results and financial condition. Changes in the cost and availability of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, greater international demand for domestic chicken products, decreased numbers of size and choice chickens, especially limited service restaurant-sized chickens, increased costs for larger-sized chickens, which must be purchased if we are unable to purchase sufficient quantities of limited service restaurant-sized chickens, and increased transportation costs.

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

The food service industry, and particularly its quick-service and fast-casual segments, is intensely competitive. In addition, the Southeastern United States, the primary market in which we compete, consists of what we believe to be the most competitive Southern-inspired quick-service and fast-casual market in the United States. We expect competition in this market and each of our other markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthier menu items made with better quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast-casual restaurants in new and existing markets, we could lose customers and our revenues could decline. Our company-operated and franchised restaurants compete with national and regional quick-service and fast-casual restaurant chains for customers, restaurant locations and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition or are better established in the markets where our restaurants are located or are planned to be located. In addition, competition has increased in the breakfast market as more competitors have entered the breakfast market or expanded their breakfast menu to be served all day, and some competitors have expanded their lunch and dinner menus to include more chicken items, all of which may negatively impact our sales and profitability. Also, certain of our competitors have significantly increased discounting and others have introduced or expanded their online and mobile ordering, loyalty program and delivery options, all of which may negatively impact our sales. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations.

The financial performance of our franchisees can negatively impact our business.

As 57% of our restaurants are franchised as of December 31, 2017, our financial results are dependent in part upon the operational and financial success of our franchisees. We receive royalties, franchise fees, contributions to our marketing development fund and co-op advertising funds, and other fees from our franchisees. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for ensuring the success of our entire system of restaurants and for taking a longer term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their Bojangles’ restaurants. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. We and our franchisees have been and could further be financially impacted by the implementation of, and any potential changes to, the health care reform legislation and labor regulations. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced royalty revenues and the impact on our profitability could be greater than the percentage decrease in the royalty revenues. Closure of franchised restaurants, which during fiscal 2018, and potentially in subsequent years, could exceed levels experienced in recent years, would reduce our royalty revenues and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 31, 2017, our top three franchisees operated 170 of our franchised restaurants and accounted for approximately 44% of our royalty revenues in both fiscal 2017 and fiscal 2016. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of royalties, contributions to our marketing development fund and co-op advertising funds and other fees. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, negatively impact our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.

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

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, as of December 31, 2017, we sublease certain restaurants and equipment to six franchisees which comprise twelve restaurants and lease land, building and equipment we own to one of our franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, we would be financially obligated under a master lease and could be adversely affected.

Our system-wide restaurant base is geographically concentrated in the Southeastern United States, and we could be negatively affected by conditions specific to that region.

Our company-operated and franchised restaurants in the Southeastern United States represent approximately 99% of our system-wide restaurants as of December 31, 2017. Our company-operated and franchised restaurants in North Carolina and South Carolina represent approximately 59% of our system-wide restaurants as of December 31, 2017. Approximately 68% of our company-operated restaurants are located in North Carolina and South Carolina as of December 31, 2017. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in the Southeastern United States have had, and may continue to have, material adverse effects on our business. As a result of our concentration in this market, we have been, and in the future may be, disproportionately affected by these adverse conditions compared to other chain restaurants with a national footprint.

In addition, our competitors could open additional restaurants in North Carolina and South Carolina, where we have significant concentration with 447 of our system restaurants as of December 31, 2017, which could result in reduced market share for us and may adversely impact our profitability.

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

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire quality food products, including chicken and related items, from reliable sources in accordance with our specifications on a timely basis. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry or pork diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which would adversely affect our business, financial condition, results of operations and cash flows. We have contracts with a limited number of suppliers, and, in some cases, a sole supplier, for certain products, supplies and ingredients. Certain menu items and ingredients are provided to us and our franchisees by single suppliers for various proteins and a single supplier for spices. We have limited rights to access the exclusive formulas used for us by one of the single-source suppliers. McLane is the approved distributor for substantially all of the food and supplies used in our company-operated and franchised stores. Our franchisees are required to purchase their food and supplies from approved distributors and approved manufacturers. Certain of our franchisees have elected to transition to bone-in chicken distribution through McLane, and other franchisees purchase fresh bone-in chicken from other approved distributors. If McLane or our other suppliers fail to perform as anticipated or seek to terminate agreements with us or our franchisees, or if there is any disruption in any of our supply or distribution relationships for any other reason, we or our franchisees could be forced to temporarily close a restaurant or remove popular items from a restaurant’s menu due to a supply shortage. In such event, that restaurant may experience a significant reduction in revenues during the time affected by the shortage and thereafter if our customers change their dining habits as a result, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our level of indebtedness could materially and adversely affect our business, financial condition and results of operations.

The total debt outstanding under our credit facility and capital lease obligations at December 31, 2017 was $156.0 million and we had no borrowings outstanding under our revolving credit facility. Our indebtedness could have significant effects on our business, such as:

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

As of December 31, 2017, we have an interest rate swap contract with one of our lenders under our current credit agreement to exchange our variable interest rate payment commitments for fixed interest rate payments on our term loans. On October 26, 2015, we entered into an interest rate swap contract with a notional amount of $50.0 million, an effective date of October 30, 2015 and a termination date of October 31, 2019, under which we pay a fixed interest rate of 1.115% and receive the one-month LIBOR rate. Early termination of interest rate swap contracts may result in payments by us and expiration of swaps without replacement may result in increased interest payments by us, which could have a material adverse effect on our results of operations and cash flow.

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

There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit. Through March 1, 2018, we have acquired 0.4 million shares at a total cost of $4.9 million. As March 1, 2018, up to $45.1 million of our common stock remains available for purchase under the program. A reduction in, or the completion or expiration of, our share repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.

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

Information technology system failures, breaches of our network security or inability to upgrade or expand our technological capabilities could interrupt our operations and adversely affect our business.

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

We are continuing to expand, upgrade and develop our information technology capabilities, including our point-of-sale system, as well as the adoption of cloud services for e-mail, intranet, and file storage. If we are unable to successfully upgrade or expand our technological capabilities, we may not be able to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures. Additionally, unforeseen problems with our point-of-sale system may affect our operational abilities and internal controls and we may incur additional costs in connection with such upgrades and expansion.

If we or our franchisees are unable to protect our customers’ data, we could be exposed to data loss, litigation, liability and reputational damage.

In connection with credit and debit card sales, we and our franchisees transmit confidential credit and debit card information by way of secure private retail networks. We also accept mobile payments from our customers in our company-operated restaurants. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen. Although we and our franchisees use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our and our franchisees’ security measures and those of our and our franchisees’ technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person were able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our and our franchisees’ operations. Any security breach could expose us and our franchisees to risks of data loss and liability and could seriously disrupt our and our franchisees’ operations and any resulting negative publicity could significantly harm our reputation. We may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit and debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could harm our reputation, distract our management team members from running our business and cause us to incur significant unplanned liabilities, losses and expenses.

We also sell and accept for payment Bojangles’ gift cards and virtual wallets on mobile devices, and our Bo Rewards customer loyalty program provides rewards that can be redeemed for purchases. Like credit and debit cards, gift cards, virtual wallets and rewards earned by our customers are vulnerable to theft, whether physical or electronic. We believe that our gift cards are primarily vulnerable to physical theft, as we have implemented gift card policies such as requiring a physical card to be presented when redeeming value from a gift card; however, there could be instances of non-compliance with these policies. We believe that, due to their electronic nature, virtual wallets and rewards earned through our Bo Rewards customer loyalty program are primarily vulnerable to hacking. Customers affected by any loss of data or funds could litigate against us, and security breaches or even unsuccessful attempts at hacking could harm our reputation, and guarding against or responding to hacks could require significant time and resources.

We also receive and maintain certain personal information about our customers, including information received through our Bo Rewards customer loyalty program, and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit and debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit and debit card information as well as other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

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

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators, management personnel and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas, and in fiscal 2017 some of our stores experienced increased competition for qualified employees and were required to pay higher wages to hire employees. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Our turnover, which results in inefficiencies and higher labor costs, increased significantly in fiscal 2016 and fiscal 2017 at company-operated restaurants. In addition, the low unemployment rate and labor inflation have both contributed to an increase in our labor costs. Our and our franchisees’ ability to recruit and retain employees may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations or cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

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

Many of our restaurant leases are non-cancelable and typically have initial terms up to between 15 and 20 years and three renewal terms of five years each that we may exercise at our option. We expect closures of underperforming company-operated restaurants during fiscal 2018, and potentially in subsequent years, to exceed levels experienced in recent years. Even if we close a restaurant, we are required to perform our obligations under the applicable lease, which could include, among other things, a provision for a closed restaurant reserve when the restaurant is closed, which would impact our profitability, and payment of the base rent, property taxes, insurance and maintenance for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenues and profit, if any, generated at a relocated restaurant may not equal the revenues and profit generated at the existing restaurant.

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

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. In May 2017, the U.S. Food and Drug Administration (“FDA”) extended the compliance date for the menu labeling requirements from May 5, 2017 to May 7, 2018. The PPACA also requires covered restaurants to, as of May 7, 2018, provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

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

Advent International Corporation (“Advent”) indirectly beneficially owns approximately 51% of our outstanding common stock outstanding as of December 31, 2017. As a result, Advent indirectly beneficially owns shares sufficient for majority votes over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

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

Advent engages in a range of investing activities, including investments in restaurants and other consumer-related companies in particular. In the ordinary course of its business activities, Advent may engage in activities where its interests conflict with our interests or those of our other stockholders. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent in certain corporate opportunities. Accordingly, the interests of Advent may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and inaction on our part could have a material adverse effect on our business, financial condition and results of operations. In addition, Advent may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to our stockholders, including, without limitation, debt financed acquisitions, repurchases of stock and dividends.

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

If we are unable maintain compliance with the requirements for continued listing on the NASDAQ Global Select Market, our common stock may be delisted and the price of our common stock could be negatively impacted.

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

We could remain an “emerging growth company” until December 27, 2020 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

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

Prior to our IPO, there had been no public market for our common stock. Shares of our common stock were sold in our IPO in May 2015 at a price of $19.00 per share. During fiscal year 2015, our common stock traded as high as $28.45 and as low as $14.70. During fiscal year 2016, our common stock traded as high as $20.15 and as low as $13.39. During fiscal year 2017, our common stock traded as high as $22.35 and as low as $11.45. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has and may continue to fluctuate or may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates (if provided) or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	legislative or regulatory changes;

•	judicial pronouncements interpreting laws and regulations;

•	changes in government programs;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, restaurant closures, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including local conditions in the markets in which we operate.

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

As of December 31, 2017, we had 36,899,194 shares of common stock outstanding. Of our issued and outstanding shares, all common stock is freely transferable, except for any shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act. Approximately 51% of our outstanding common stock as of December 31, 2017 is beneficially owned by Advent, and can be resold into the public markets in the future in accordance with the requirements of Rule 144.

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

As of December 31, 2017, we had an aggregate of 105,602,167 shares of common stock authorized but unissued and not reserved for issuance under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”). We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with the Amended 2011 Plan, the exercise of outstanding stock options, or otherwise, would dilute the percentage ownership held investors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we had 325 domestic company-operated restaurants and 436 domestic franchised restaurants located in eleven states, including North Carolina, South Carolina, Georgia, Tennessee, Virginia, Alabama, Kentucky, West Virginia, Florida, Maryland and Pennsylvania, and the District of Columbia. In addition, we currently have three international franchised restaurants in Roatan Island, Honduras.

Our Footprint As of December 31, 2017

As of December 31, 2017, company-operated, franchised and total restaurants by jurisdiction are:

State	Company- Operated	Franchised	Total
North Carolina	156	157	313
South Carolina	66	68	134
Georgia	32	70	102
Tennessee	43	30	73
Virginia	3	64	67
Alabama	16	20	36
Kentucky	9	5	14
West Virginia	—	8	8
Florida	—	7	7
Maryland	—	5	5
Pennsylvania	—	1	1
Washington DC	—	1	1

Domestic Total:	325	436	761

Honduras	—	3	3

International Total:	—	3	3

Total:	325	439	764

For a majority of our company-operated restaurants, we lease both the building and the land on which the restaurant is built. For certain company-operated restaurants we lease only the land on which the restaurant is built. In addition, for two of our company-operated restaurants, we own both the building and the land on which the restaurant is built.

Our leases typically have terms of 15 years, with three renewal terms of five years each. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenues above specified levels. Our leases are “triple net leases” that require us to pay real estate taxes, insurance and maintenance costs. In addition, we lease our executive offices, consisting of approximately 47,000 square feet in Charlotte, North Carolina, for a term expiring in 2022. We believe our executive offices are suitable for near-term expansion plans and we have added, and will continue to add, additional square footage on an as-needed basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the ticker symbol “BOJA” since May 8, 2015. We did not have any shares of common stock outstanding prior to our IPO. The following table sets forth, for the periods indicated, the intraday high and low prices of our common stock on the NASDAQ Global Select Market:

	High	Low
Fourth Fiscal Quarter (September 25, 2017 – December 31, 2017)	$13.90	$11.45

Third Fiscal Quarter (June 26, 2017 – September 24, 2017)	$16.70	$12.85

Second Fiscal Quarter (March 27, 2017 – June 25, 2017)	$22.35	$15.75

First Fiscal Quarter (December 26, 2016 – March 26, 2017)	$21.85	$17.55

	High	Low
Fourth Fiscal Quarter (September 26, 2016 – December 25, 2016)	$20.15	$14.55

Third Fiscal Quarter (June 27, 2016 – September 25, 2016)	$18.50	$15.29

Second Fiscal Quarter (March 28, 2016 – June 26, 2016)	$19.00	$16.08

First Fiscal Quarter (December 28, 2015 – March 27, 2016)	$18.90	$13.39

Holders

As of March 1, 2018, there were 13 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 25, 2017 – October 22, 2017	N/A	N/A	N/A	N/A
October 23, 2017 – November 19, 2017	—	—	—	$50.0 million
November 20, 2017 – December 31, 2017	170,046	$11.74	170,046	$48.0 million

Fiscal Quarter ended December 31, 2017	170,046	$11.74	170,046	$48.0 million

(1)	The average price paid per share does not include the cost of commissions.
(2)	On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. The Company acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through March 1, 2018, the Company acquired an additional 0.2 million shares at a total cost of $2.9 million. As March 1, 2018, up to $45.1 million of the Company’s common stock remains available for purchase under the program. All share repurchases during the fourth quarter of fiscal 2017 and during the first quarter of fiscal 2018 were made in accordance with Rule 10b-18 of the Exchange Act. Repurchased shares have been accounted for as treasury stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from May 8, 2015 (using the price of which our shares of common stock were initially sold to the public) to December 31, 2017 to that of the total return of the NASDAQ Composite and the S&P Composite 1500 Restaurants Index. The comparison assumes $100 was invested in our common stock on May 8, 2015 and in each of the forgoing indices on May 8, 2015 and assumes the reinvestment of dividends. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information contained in the performance graph below shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

	5/8/2015	6/28/2015	12/27/2015	6/26/2016	12/25/2016	6/25/2017	12/31/2017
Bojangles’, Inc.	$100.00	$123.74	$81.89	$90.63	$101.05	$83.42	$62.11
NASDAQ Composite	$100.00	$101.78	$101.14	$94.32	$109.44	$125.52	$138.30
S&P Composite 1500 Restaurants	$100.00	$103.33	$107.53	$106.08	$113.16	$129.18	$133.47

Item 6. Selected Financial Data

The following tables contain selected historical consolidated financial data as of and for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected historical financial data for the fiscal years ended December 28, 2014 and December 29, 2013 are derived from audited consolidated financial statements not included in this Annual Report. These tables should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto.

	Fiscal Year Ended(1)
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$518,380	$504,664	$462,138	$406,788	$353,592
Franchise royalty revenues	28,113	26,364	25,104	22,746	20,572
Other franchise revenues	945	853	960	938	998

Total revenues	547,438	531,881	488,202	430,472	375,162

Company-operated restaurant operating expenses:
Food and supplies costs	164,666	158,644	150,563	133,191	118,563
Restaurant labor costs	151,212	138,839	126,380	112,506	99,378
Operating costs	121,935	112,256	100,916	88,476	75,160
Depreciation and amortization	13,632	12,709	11,456	9,713	9,011

Total company-operated restaurant operating expenses	451,445	422,448	389,315	343,886	302,112

Operating income before other operating expenses	95,993	109,433	98,887	86,586	73,050

Other operating expenses:
General and administrative	38,397	39,041	42,844	32,107	27,478
Depreciation and amortization	2,918	2,917	2,809	2,372	2,177
Impairment	2,041	1,927	1,210	484	653
(Gain) loss on disposal of property and equipment and other	(305)	47	336	60	(579)

Total other operating expenses	43,051	43,932	47,199	35,023	29,729

Operating income	52,942	65,501	51,688	51,563	43,321
Amortization of deferred debt issuance costs	(614)	(763)	(821)	(733)	(681)
Interest income	16	4	7	2	3
Interest expense	(6,463)	(7,489)	(8,314)	(9,123)	(8,401)

Income before income taxes	45,881	57,253	42,560	41,709	34,242
Income tax benefit (expense)	26,125	(19,537)	(16,034)	(15,589)	(9,915)

Net income	$72,006	$37,716	$26,526	$26,120	$24,327

Net income per share(2):
Basic	$1.95	$1.04	$1.15	$—	$—
Diluted	1.87	1.00	0.71	0.70	0.66
Weighted average shares used in computing net income per share(2):
Basic	36,838	36,258	23,118	—	—
Diluted	38,524	37,684	37,464	37,429	36,949

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$49,745	$54,300	$45,526	$41,643	$37,930
Net cash used in investing activities	(9,453)	(9,744)	(12,186)	(10,669)	(8,619)
Net cash used in financing activities	(40,138)	(44,921)	(32,278)	(26,229)	(29,461)

	Fiscal Year Ended(1)
	2017	2016	2015	2014	2013
	(Dollar amounts in thousands, except per share amounts)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,052	$13,898	$14,263	$13,201	$8,456
Property and equipment, net	49,423	52,275	48,137	42,478	42,022
Total assets	555,468	559,772	558,306	552,643	541,336
Total debt(3)	156,037	187,281	227,645	252,758	221,840
Total stockholders’ equity	285,104	210,790	167,124	137,752	160,603

Other Supplemental Metrics:
Number of restaurants:
Company-operated	325	309	281	254	225
Franchised	439	407	381	368	352
System-wide	764	716	662	622	577
Comparable restaurant sales(4):
Company-operated	(3.7)%	1.1%	3.6%	4.0%	4.5%
Franchised	(1.1)%	1.5%	4.4%	5.0%	1.4%
System-wide	(2.1)%	1.3%	4.1%	4.6%	2.5%
System-wide sales	$1,278,360	$1,231,898	$1,153,003	$1,035,380	$925,228
System-wide average unit volumes	$1,764	$1,818	$1,839	$1,774	$1,728
Restaurant contribution(5)	$80,567	$94,925	$84,279	$72,615	$60,491
as a percentage of company-operated restaurant revenues(5)	15.5%	18.8%	18.2%	17.9%	17.1%
EBITDA(6)	$69,492	$81,127	$65,953	$63,648	$54,509
Adjusted EBITDA(6)	$76,734	$88,889	$79,265	$68,885	$60,458
Cash capital expenditures(7)	$9,616	$9,695	$12,047	$7,495	$9,431

(1)	Fiscal 2017 was a 53-week fiscal year. Fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013 were each 52-week fiscal years.
(2)	On May 13, 2015, we completed an initial public offering of 8,912,500 shares of common stock (the “IPO”), including 1,162,500 shares sold to the underwriters pursuant to their option to purchase additional shares. We have not presented basic net income per share for the fiscal years ended December 28, 2014 and December 29, 2013 because our historical capital structure makes the presentation of net income per share not meaningful as we did not have any shares of common stock outstanding prior to our IPO.
(3)	Total debt consists of borrowings under our credit facility and capital lease obligations. See the consolidated financial statements included in Part II, Item 8 for more information about all liabilities.
(4)	Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for 15 months using a mid-month convention. Refranchised restaurants are excluded from our comparable restaurant base for the twelve-month period following the date of the refranchising. The comparable restaurant base for company-operated restaurants is determined using our weekly reporting period, which is Monday through Sunday. If a company-operated restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the full weekly reporting period(s) impacted by the temporary closure. If a franchised restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the entire month(s) impacted by the temporary closure. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. While we do not record franchised restaurant sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales. In addition, comparable restaurant sales excludes the impact of any deferred revenue associated with our recently launched Bo Rewards customer loyalty program.

(5)	See Restaurant Contribution and Restaurant Contribution Margin (Non-GAAP Financial Measures) in Item 7 for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(6)	See EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures) in Item 7 for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(7)	Cash capital expenditures represents cash for purchases of property and equipment.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of December 31, 2017, have expanded our system-wide restaurants to 764 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $1.3 billion of system-wide sales during fiscal year 2017. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

We have a 52- or 53-week fiscal year that ends on the last Sunday of December. Fiscal year 2017 consisted of fifty-three weeks, and fiscal year 2016 and fiscal year 2015 each consisted of fifty-two weeks.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenues, franchise royalty and other franchise revenues, system-wide AUVs, comparable restaurant sales, restaurant openings and net income. In addition, we also evaluate Adjusted Net Income and Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and restaurant contribution and restaurant contribution margin which are considered to be non-GAAP financial measures.

Company-Operated Restaurant Revenues

Company-operated restaurant revenues consist of sales of food and beverages in company-operated restaurants. Company-operated restaurant revenues in a period are influenced by several factors, including the number of operating weeks in such period, the number of open restaurants and comparable restaurant sales.

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

System-wide Average Unit Volumes

We measure system-wide AUVs on a fiscal year basis and on a trailing twelve-month basis for each non-fiscal year-end period for system-wide restaurants. Annual AUVs are calculated using the following methodology: first, we determine the domestic free-standing restaurants with both a drive-thru and interior seating that have been open for a full twelve-month period (excluding Bojangles’ Express and drive-thru only units); and second, we calculate the revenues for these restaurants and divide by the number of restaurants in that base to arrive at our AUV calculation. Refranchised restaurants are excluded from our AUV calculation for the twelve-month period following the date of the refranchising. This methodology is similar for each trailing twelve-month period outside the fiscal year end.

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,764	$1,818	$1,839

Comparable Restaurant Sales

Comparable restaurant sales reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full day of the month after being open for 15 months using a mid-month convention. Refranchised restaurants are excluded from our comparable restaurant base for the twelve-month period following the date of the refranchising. The comparable restaurant base for company-operated restaurants is determined using our weekly reporting period, which is Monday through Sunday. If a company-operated restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the full weekly reporting period(s) impacted by the temporary closure. If a franchised restaurant is temporarily closed for a full calendar week due to items such as a remodel, scrape and rebuild, casualty event, severe weather conditions or any other short-term closure, it is removed from the comparable restaurant sales calculations for the entire month(s) impacted by the temporary closure. In addition, comparable restaurant sales excludes the impact of any deferred revenue associated with our recently launched Bo Rewards customer loyalty program. While we do not record franchised sales as revenues, our royalty revenues are calculated based on a percentage of franchised restaurant sales.

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Comparable Restaurant Sales:
Company-operated	(3.7)%	1.1%	3.6%
Franchised	(1.1)%	1.5%	4.4%
Total system-wide	(2.1)%	1.3%	4.1%

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

The following is the number of Bojangles’ company-operated, franchised and system-wide restaurants at the beginning and end of fiscal 2017, 2016 and 2015:

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Company-operated restaurant activity:
Restaurants at the beginning of the fiscal year	309	281	254
Opened during the fiscal year	26	29	29
Closed during the fiscal year	(4)	(2)	(3)
Refranchised during the fiscal year	(6)	1	1

Restaurants at the end of the fiscal year	325	309	281

Franchised restaurant activity:
Restaurants at the beginning of the fiscal year	407	381	368
Opened during the fiscal year	26	29	34
Closed during the fiscal year	—	(2)	(20)
Refranchised during the fiscal year	6	(1)	(1)

Restaurants at the end of the fiscal year	439	407	381

Total system-wide restaurant activity:
Restaurants at the beginning of the fiscal year	716	662	622
Opened during the fiscal year	52	58	63
Closed during the fiscal year	(4)	(4)	(23)

Restaurants at the end of the fiscal year	764	716	662

Restaurant closures reflect permanent closures and exclude any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, our franchisees closed 0, 2 and 20 restaurants, respectively, of which 0, 1 and 7, respectively, were relocations. During the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, we closed 4, 2 and 3 Company-operated restaurants, respectively, of which 3, 2 and 3, respectively were relocations.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Fiscal Year Ended
(Dollar amounts in thousands)	December 31, 2017	December 25, 2016	December 27, 2015
Net income	$72,006	$37,716	$26,526

Certain professional, transaction and other costs(a)	3	464	5,254
Incremental public company costs(b)	—	—	(940)
Vesting of performance-based stock options(c)	—	495	708
Payroll taxes associated with stock option exercises(d)	122	124	28
Executive separation expenses(e)	551	278	533
Distributor transition costs(f)	—	81	594
Federal income tax rate change(g)	(40,113)	—	—
State income tax rate change(h)	(367)	(908)	(903)
Tax impact of adjustments(i)	(253)	(392)	(673)

Total adjustments	(40,057)	142	4,601

Adjusted Net Income	$31,949	$37,858	$31,127

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Diluted net income per share	$1.87	$1.00	$0.71

Certain professional, transaction and other costs(a)	—	0.01	0.14
Incremental public company costs(b)	—	—	(0.03)
Vesting of performance-based stock options(c)	—	0.01	0.02
Payroll taxes associated with stock option exercises(d)	—	—	—
Executive separation expenses(e)	0.02	0.01	0.01
Distributor transition costs(f)	—	—	0.02
Federal income tax rate change(g)	(1.04)	—	—
State income tax rate change(h)	(0.01)	(0.02)	(0.02)
Tax impact of adjustments(i)	(0.01)	(0.01)	(0.02)

Total adjustments	(1.04)	0.00	0.12

Adjusted Diluted Net Income per Share	$0.83	$1.00	$0.83

(a)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Reflects an estimate of recurring incremental legal, accounting, insurance and other operating and compliance costs we expect to incur as a public company in addition to actual amounts incurred. By its nature, this adjustment involves risks and uncertainties, and the actual costs incurred could be different than this adjustment. No adjustments will be made beyond the second fiscal quarter 2016 since the one-year anniversary of our IPO occurred during the thirteen weeks ended June 26, 2016.
(c)	Includes non-cash, stock-based compensation related to the vesting of certain performance-based stock option awards. We could incur similar expenses in future periods upon the achievement of the performance metrics indicated in the stock option grants.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.

(e)	Represents severance and legal fees associated with former executives departing the Company.
(f)	Includes expenses incurred in connection with the transition to our new distributor.
(g)	As a result of enacted reductions to the federal corporate income tax rate, we adjusted our deferred income taxes by applying the lower rate, which resulted in a corresponding decrease to income tax expense.
(h)	As a result of enacted reductions to the North Carolina corporate income tax rate, we adjusted our deferred income taxes by applying the lower rate, which resulted in a corresponding decrease to income tax expense.
(i)	Represents the income tax expense associated with the adjustments in (a) through (h) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended
(Dollar amounts in thousands)	December 31, 2017	December 25, 2016	December 27, 2015
Net income	$72,006	$37,716	$26,526
Income tax (benefit) expense	(26,125)	19,537	16,034
Interest expense, net	6,447	7,485	8,307
Depreciation and amortization(a)	17,164	16,389	15,086

EBITDA	69,492	81,127	65,953
Non-cash rent(b)	1,372	1,556	1,642
Stock-based compensation(c)	1,745	1,827	1,963
Payroll taxes associated with stock option exercises(d)	122	124	28
Preopening expenses(e)	1,550	1,407	1,540
Sponsor and board member fees and expenses(f)	—	—	166
Certain professional, transaction and other costs(g)	3	464	5,254
Executive separation expenses(h)	551	278	533
Distributor transition costs(i)	—	81	594
Impairment and dispositions(j)	1,899	2,025	1,592

Adjusted EBITDA	$76,734	$88,889	$79,265

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes reimbursement of expenses to our sponsor prior to our IPO and compensation and expense reimbursement to members of our board prior to our IPO.
(g)	Includes costs associated with third-party consultants for one-time projects, public offering expenses and certain professional fees and transaction costs related to financing transactions. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.

(h)	Represents severance and legal fees associated with former executives departing the Company.
(i)	Includes expenses incurred in connection with the transition to our new distributor.
(j)	Includes (gain) loss on disposal of property and equipment and other, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future (gains) losses and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution represents our operating income excluding the impact of franchise royalty revenues, other franchise revenues, general and administrative expenses, depreciation and amortization, impairment and (gain) loss on disposal of property and equipment and other. Restaurant contribution margin is defined as restaurant contribution as a percentage of company-operated restaurant revenues. Fluctuations in restaurant contribution and restaurant contribution margin can be attributed to changes in company-operated comparable restaurant sales, sales volumes of newly opened company-operated restaurants, and changes in company-operated restaurant food and supplies costs, restaurant labor costs and operating costs.

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our company-operated restaurants and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution excludes certain costs, such as general and administrative expenses, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our company-operated restaurants. Therefore, this measure may not provide a complete understanding of the operating results of Bojangles’ as a whole and restaurant contribution and restaurant contribution margin should be reviewed in conjunction with our GAAP financial results. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We believe that restaurant contribution and restaurant contribution margin are important tools for investors as they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use restaurant contribution and restaurant contribution margin as key metrics to evaluate profitability and performance of our restaurants across periods and to evaluate our restaurant financial performance compared to our competitors.

A reconciliation of Operating income to restaurant contribution is as follows:

	Fiscal Year Ended
(Dollar amounts in thousands)	December 31, 2017	December 25, 2016	December 27, 2015
Operating income	$52,942	$65,501	$51,688
Less: Franchise royalty revenues	(28,113)	(26,364)	(25,104)
Other franchise revenues	(945)	(853)	(960)
Plus: General and administrative	38,397	39,041	42,844
Depreciation and amortization	16,550	15,626	14,265
Impairment	2,041	1,927	1,210
(Gain) loss on disposal of property and equipment and other	(305)	47	336

Restaurant contribution	$80,567	$94,925	$84,279

Company-operated restaurant revenues	$518,380	$504,664	$462,138
Restaurant contribution margin	15.5%	18.8%	18.2%

Key Financial Definitions

Total Revenues

Our revenues are derived from two primary sources: company-operated restaurant revenues and franchise revenues. Franchise revenues are comprised of franchise royalty revenues and, to a lesser extent, other franchise revenues which include initial and renewal franchisee fees.

Food and Supplies Costs

Food and supplies costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of food and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs.

Restaurant Labor Costs

Restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect restaurant labor costs at our company-operated restaurants to grow due to inflation and as our company-operated restaurant revenues grows. Factors that influence labor costs include minimum wage and employer payroll tax legislation, exempt versus non-exempt classification, a tightening labor market, employee turnover levels, health care costs and the performance of our restaurants. In addition, the PPACA has increased health care costs for our restaurants, and we expect the PPACA will continue to result in increased health care costs for our restaurants in the future.

Although the implementation of the Department of Labor (“DOL”) regulations related to overtime and exempt versus non-exempt classification that were scheduled to become effective December 1, 2016 were enjoined and ultimately found invalid, we increased the salaries of certain of our team members during the fourth quarter of fiscal 2016 in response to the then-pending effectiveness of these regulations. Increasing the salary of these employees and overall labor inflation, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our restaurant labor costs. The DOL continues to consider regulations related to overtime and exempt versus non-exempt classification, and our restaurant labor costs could increase further if new regulations are adopted and implemented. In addition, our employee turnover, which results in inefficiencies and higher labor costs, increased significantly in fiscal 2016 and fiscal 2017 at company-operated restaurants and could negatively impact the future performance of our company-operated restaurants.

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

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the restaurant level. We expect that growth in company-operated restaurant count, as well as restaurant remodels, investments in technology and other initiatives, will increase restaurant depreciation and amortization.

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

(Gain) Loss on Disposal of Property and Equipment and Other

(Gain) loss on disposal of property and equipment and other includes the net (gain) loss on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These (gains) losses are related to normal disposals in the ordinary course of business and gains from insurance proceeds, if any.

Amortization of Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the term of the related debt on the effective interest method.

Interest Expense

Interest expense primarily consists of interest on our debt outstanding under our credit facility and capital lease obligations.

Income Tax Benefit (Expense)

Income tax benefit (expense) represent federal, state, and local current and deferred income tax benefit (expense).

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

We have a 52- or 53-week fiscal year that ends on the last Sunday of December. Fiscal year 2017 consisted of fifty-three weeks, and fiscal year 2016 consisted of fifty-two weeks.

Our operating results for the fiscal years ended December 31, 2017 and December 25, 2016 are compared below:

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$518,380	$504,664	$13,716	2.7%
Franchise royalty revenues	28,113	26,364	1,749	6.6%
Other franchise revenues	945	853	92	10.8%

Total revenues	547,438	531,881	15,557	2.9%

Company-operated restaurant operating expenses:
Food and supplies costs	164,666	158,644	6,022	3.8%
Restaurant labor costs	151,212	138,839	12,373	8.9%
Operating costs	121,935	112,256	9,679	8.6%
Depreciation and amortization	13,632	12,709	923	7.3%

Total company-operated restaurant operating expenses	451,445	422,448	28,997	6.9%

Operating income before other operating expenses	95,993	109,433	(13,440)	(12.3)%

Other operating expenses:
General and administrative	38,397	39,041	(644)	(1.6)%
Depreciation and amortization	2,918	2,917	1	0.0%
Impairment	2,041	1,927	114	5.9%
(Gain) loss on disposal of property and equipment and other	(305)	47	(352)	(748.9)%

Total other operating expenses	43,051	43,932	(881)	(2.0)%

Operating income	52,942	65,501	(12,559)	(19.2)%
Amortization of deferred debt issuance costs	(614)	(763)	149	(19.5)%
Interest income	16	4	12	n/m
Interest expense	(6,463)	(7,489)	1,026	(13.7)%

Income before income taxes	45,881	57,253	(11,372)	(19.9)%
Income tax benefit (expense)	26,125	(19,537)	45,662	(233.7)%

Net income	$72,006	$37,716	$34,290	90.9%

n/m = not meaningful

Company-Operated Restaurant Revenues

Company-operated restaurant revenues increased $13.7 million, or 2.7%, during fiscal 2017 compared to fiscal 2016. The growth in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 16 company-operated restaurants as of December 31, 2017 compared to December 25, 2016) and $8.5 million due to an additional week in fiscal 2017, partially offset by a decrease in comparable company-operated restaurant sales of 3.7%, composed of a decrease in transactions, partially offset by increases in price and mix at our comparable company-operated restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $1.7 million during fiscal 2017 compared to fiscal 2016. The increase was primarily due to an additional net 32 franchised restaurants at December 31, 2017 compared to December 25, 2016, as well as an additional week in fiscal 2017, partially offset by a decrease in franchised comparable restaurant sales of 1.1%.

Other Franchise Revenues

Other franchise revenues increased $0.1 million during fiscal 2017 compared to fiscal 2016. The increase was primarily due to franchise fees related to the refranchising of company-operated restaurants.

Food and Supplies Costs

Food and supplies costs increased $6.0 million during fiscal 2017 compared to fiscal 2016. This increase was primarily driven by an increase in company-operated restaurant revenues, which includes the impact of an additional week in fiscal 2017. Food and supplies costs as a percentage of company-operated restaurant revenues during fiscal 2017 was 31.8% versus 31.4% during fiscal 2016. This increase was primarily due to commodity inflation and menu mix changes, partially offset by our menu price increases.

Restaurant Labor Costs

Company-operated restaurant labor increased $12.4 million during fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of company-operated restaurants, wage inflation and an additional week in fiscal 2017. As a percentage of company-operated restaurant revenues, restaurant labor costs increased to 29.2% in fiscal 2017 from 27.5% in fiscal 2016. This increase was primarily driven by an increase in direct labor and medical costs, partially offset by lower incentive compensation.

We expect that our restaurant labor costs will continue to increase due to the tightening labor market and higher medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our restaurant labor costs will increase as a result of overall labor inflation and inefficiencies due to higher employee turnover. We may incur increased labor costs if the DOL were to propose new regulations related to overtime and exempt versus non-exempt classification and those regulations are adopted and implemented.

Operating Costs

Operating costs increased $9.7 million during fiscal 2017 compared to fiscal 2016, primarily due to an increase in the number of company-operated restaurants and an additional week in fiscal 2017. As a percentage of company-operated restaurant revenues, operating costs increased to 23.5% for fiscal 2017 from 22.2% in fiscal 2016. Operating costs as a percentage of company-operated restaurant revenues increased primarily due to higher occupancy and utilities costs, as well as our uniform refresh program.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $0.9 million during fiscal 2017 compared to fiscal 2016, due primarily to the increased number of company-operated restaurants. As a percentage of company-operated restaurant revenues, depreciation and amortization was 2.6% and 2.5% during fiscal 2017 and fiscal 2016, respectively.

General and Administrative Expenses

General and administrative expenses decreased $0.6 million during fiscal 2017 compared to fiscal 2016. The decrease was primarily due to $2.8 million of lower incentive compensation, $0.4 million in legal, accounting and other expenses directly related to public offerings incurred during fiscal 2016, partially offset by $0.5 million of higher expense recorded in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, $0.3 million of higher executive separation expenses, and $0.3 million of higher employee relocation expenses, as well as annual merit increases, an extra week in fiscal 2017 and our technology initiatives. As a percentage of total revenues, general and administrative expenses were 7.0% and 7.3% during fiscal 2017 and fiscal 2016, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation costs could increase in future years upon the achievement of the performance metrics indicated in our incentive compensation plan.

Interest Expense

Interest expense decreased $1.0 million during fiscal 2017 compared to fiscal 2016. The decrease was due primarily to principal payments of $32.4 million on our long-term debt, a reduction in our applicable rate for a portion of fiscal 2017 and lower interest expense associated with interest rate swaps, partially offset by an increase in the LIBOR rate.

Income Tax Benefit (Expense)

We recorded an income tax benefit of $26.1 million during fiscal 2017 compared to an income tax expense of $19.5 million during fiscal 2016. Our effective income tax rates were (56.9)% and 34.1% during fiscal 2017 and fiscal 2016, respectively. On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other provisions, the Tax Act reduces the Federal statutory corporate income tax rate from 35% to 21%. The effective income tax rate for fiscal 2017 reflects a deferred income tax benefit of $40.1 million due to the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. The effective income tax rate for both fiscal 2017 and fiscal 2016 also reflects a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. In addition, the income tax rate for fiscal 2017 reflects the recognition of $1.7 million of net excess tax benefits associated with stock options and restricted stock units. The effective income tax rate for fiscal 2016 was also impacted by public offering expenses that were not deductible for income tax purposes.

Fiscal Year 2016 Compared to Fiscal Year 2015

Our operating results for the fiscal years ended December 25, 2016 and December 27, 2015 are compared below:

	Fiscal Year Ended
	December 25, 2016	December 27, 2015	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$504,664	$462,138	$42,526	9.2%
Franchise royalty revenues	26,364	25,104	1,260	5.0%
Other franchise revenues	853	960	(107)	(11.1)%

Total revenues	531,881	488,202	43,679	8.9%

Company-operated restaurant operating expenses:
Food and supplies costs	158,644	150,563	8,081	5.4%
Restaurant labor costs	138,839	126,380	12,459	9.9%
Operating costs	112,256	100,916	11,340	11.2%
Depreciation and amortization	12,709	11,456	1,253	10.9%

Total company-operated restaurant operating expenses	422,448	389,315	33,133	8.5%

Operating income before other operating expenses	109,433	98,887	10,546	10.7%

Other operating expenses:
General and administrative	39,041	42,844	(3,803)	(8.9)%
Depreciation and amortization	2,917	2,809	108	3.8%
Impairment	1,927	1,210	717	59.3%
Loss on disposal of property and equipment	47	336	(289)	(86.0)%

Total other operating expenses	43,932	47,199	(3,267)	(6.9)%

Operating income	65,501	51,688	13,813	26.7%
Amortization of deferred debt issuance costs	(763)	(821)	58	(7.1)%
Interest income	4	7	(3)	n/m
Interest expense	(7,489)	(8,314)	825	(9.9)%

Income before income taxes	57,253	42,560	14,693	34.5%
Income tax expense	(19,537)	(16,034)	(3,503)	21.8%

Net income	$37,716	$26,526	$11,190	42.2%

n/m = not meaningful

Company-Operated Restaurant Revenues

Company-operated restaurant revenues increased $42.5 million, or 9.2%, during fiscal 2016 compared to fiscal 2015. The growth in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 28 company-operated restaurants as of December 25, 2016 compared to December 27, 2015) accounting for $37.8 million and an increase in comparable company-operated restaurant sales of $4.7 million, or 1.1%, composed of increases in price, offset by decreases in transactions and mix at our comparable company-operated restaurants.

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

Food and Supplies Costs

Food and supplies costs increased $8.1 million during fiscal 2016 compared to fiscal 2015. This increase was primarily driven by an increase in company-operated restaurant revenues. Food and supplies costs as a percentage of company-operated restaurant revenues during fiscal 2016 was 31.4% versus 32.6% during fiscal 2015. This percentage decrease was primarily due to our menu price increases and lower commodity costs.

Restaurant Labor Costs

Company-operated restaurant labor increased $12.5 million during fiscal 2016 compared to fiscal 2015, primarily due to higher company-operated restaurant revenues as a result of an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, restaurant labor costs increased to 27.5% in fiscal 2016 from 27.3% in fiscal 2015. This increase was primarily driven by an increase in direct labor, partially offset by lower medical claims and incentive compensation. Although medical claims during fiscal 2016 were below historical levels, we expect overall health care costs, which includes medical claims, will increase in future fiscal years.

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

Operating Costs

Operating costs increased $11.3 million during fiscal 2016 compared to fiscal 2015, primarily due to higher company-operated restaurant revenues. As a percentage of company-operated restaurant revenues, operating costs increased to 22.2% for fiscal 2016 from 21.8% in fiscal 2015. Operating costs as a percentage of company-operated restaurant revenues increased primarily due to higher occupancy costs, partially offset by lower marketing costs.

Restaurant Depreciation and Amortization

Restaurant depreciation and amortization increased $1.3 million during fiscal 2016 compared to fiscal 2015, due primarily to the increased number of company-operated restaurants and the completion of the implementation of our new point-of-sale system during fiscal 2015. As a percentage of company-operated restaurant revenues, depreciation and amortization was 2.5% during both fiscal 2016 and fiscal 2015.

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

Income Tax Expense

Income tax expense increased $3.5 million during fiscal 2016 compared to fiscal 2015. Our effective income tax rates were 34.1% and 37.7% during fiscal 2016 and fiscal 2015, respectively. The effective income tax rate for both fiscal 2016 and fiscal 2015 reflects a deferred income tax benefit due to a reduction in the North Carolina corporate income tax rate and the recognition of certain tax credits. The effective income tax rate for both fiscal 2016 and fiscal 2015 was also impacted by public offering expenses that were not deductible for income tax purposes.

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations, working capital, share repurchases and general corporate needs. Our customers pay primarily for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees primarily related to royalty revenues, as well as from certain vendors.

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

We currently expect our cash capital expenditures for fiscal 2018 will range between $11.5 million and $12.5 million excluding approximately $0.4 million to $0.6 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 6 to 10 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net cash provided by (used in):
Operating activities	$49,745	$54,300	$45,526
Investing activities	(9,453)	(9,744)	(12,186)
Financing activities	(40,138)	(44,921)	(32,278)

Net increase (decrease) in cash	$154	$(365)	$1,062

Operating Activities

Net cash provided by operating activities decreased from $54.3 million during the fiscal year ended December 25, 2016 to $49.7 million during the fiscal year ended December 31, 2017. The decrease was primarily attributable to a decline in cash generated from our operations and increased outflows during fiscal 2017 related to working capital needs, partially offset by an increase in franchise royalty revenues.

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

Investing Activities

Net cash used in investing activities decreased from $9.7 million during the fiscal year ended December 25, 2016 to $9.5 million during the fiscal year ended December 31, 2017. The decrease was primarily attributable to an increase in proceeds from the disposition of property and equipment and a decline in purchases of a franchisee’s assets.

Net cash used in investing activities decreased from $12.2 million during the fiscal year ended December 27, 2015 to $9.7 million during the fiscal year ended December 25, 2016. The decrease was primarily attributable to a reduction in purchases of property and equipment.

Financing Activities

Net cash used in financing activities decreased from $44.9 million during the fiscal year ended December 25, 2016 to $40.1 million during the fiscal year ended December 31, 2017. This decrease was primarily due to $10.4 million of lower principal payments on long-term debt and $1.2 million increase in proceeds received from the exercises of stock options, partially offset by $2.0 million of our common stock acquired under our share repurchase program, $1.4 million of higher principal payments on capital lease obligations, a $2.7 million decrease in excess tax benefits from stock-based compensation arrangements, and $0.6 million of debt issuance costs incurred during fiscal 2017.

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

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the credit agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary into us. On September 25, 2015, we further amended the credit agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. On December 20, 2017, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to December 20, 2022 and increase the revolving line of credit from up to $25.0 million to up to $50.0 million. We had $125.1 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of December 31, 2017.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of December 31, 2017, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 3.82%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, requires us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures and our ability to pay dividends. We were in compliance with all of the covenants under our Credit Agreement as of December 31, 2017.

Hedging Arrangements

In connection with our Credit Agreement, we have one variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of December 31, 2017. On October 26, 2015, we entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Share Repurchase Program

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit. We acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through March 1, 2018, we acquired an additional 0.2 million shares at a total cost of $2.9 million. As of March 1, 2018, up to $45.1 million of our common stock remains available for purchase under the program.

Contractual Obligations

The table below summarizes our contractual commitments to make future payments pursuant to our long-term debt and other obligations including operating lease obligations, capital lease obligations, marketing commitments, purchase obligations and financing obligations under build-to-suit leases outstanding as of December 31, 2017, our most recent fiscal year-end for which a balance sheet is presented. The table does not include any new transactions after the fiscal year ended December 31, 2017 including, but not limited to, new operating and capital leases, new marketing commitments and new financing obligations under build-to-suit leases:

(Amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$125,101	$—	$—	$125,101	$—
Interest on long-term debt(1)	24,580	4,654	10,143	9,783	—
Operating leases	421,729	43,896	85,708	78,435	213,690
Capital leases	35,018	9,971	15,361	6,496	3,190
Marketing commitments(2)	6,713	3,397	3,316	—	—
Purchase obligations(3)	2,603	503	1,045	1,018	37
Financing obligations under build-to-suit leases	530	530	—	—	—

Total	$616,274	$62,951	$115,573	$220,833	$216,917

(1)	Includes estimated interest payments calculated based on current interest rates as of December 31, 2017. Interest includes interest and fees under our credit facility.
(2)	Includes commitments for various marketing sponsorships and expenses.
(3)	We have entered into unconditional purchase obligations related to equipment, services and supplies for use in our restaurants. The expected timing of payments of the purchase obligations above are estimated based on current information.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We could remain an “emerging growth company” until December 27, 2020 or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We did not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: full retrospective or modified retrospective. We will utilize the full retrospective approach reflecting the application of the standard in each prior reporting period. The adoption of ASU 2014-09 will not have a material impact on Company-operated restaurant revenues or Franchise royalty revenues. The adoption of ASU 2014-09 requires us to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact our Other franchise revenues. In addition, funds contributed by franchisees to the advertising funds actively managed by us, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods. The adoption of ASU 2014-09 will result in a cumulative effect adjustment of $1.8 million to reduce the opening balance of retained earnings as of the first day of fiscal year 2016. Additionally, the adoption of ASU 2014-09 is expected to impact our reported results as follows (in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2017
	As Reported	Adjustments	As Adjusted
Franchise marketing and co-op advertising contribution revenues	$—	10,926	10,926
Other franchise revenues	945	(653)	292
Franchise marketing and co-op advertising costs	—	10,926	10,926
Income tax benefit (expense)	26,125	(304)	25,821
Net income	72,006	(957)	71,049
Net income per diluted share	1.87	(0.03)	1.84

	Fiscal Year Ended December 25, 2016
	As Reported	Adjustments	As Adjusted
Franchise marketing and co-op advertising contribution revenues	$—	10,282	10,282
Other franchise revenues	853	(577)	276
Franchise marketing and co-op advertising costs	—	10,282	10,282
Income tax (expense) benefit	(19,537)	218	(19,319)
Net income	37,716	(359)	37,357
Net income per diluted share	1.00	(0.01)	0.99

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Other current liabilities	$651	283	934
Deferred income taxes	71,190	(980)	70,210
Other noncurrent liabilities	13,458	3,774	17,232
Retained earnings	157,383	(3,077)	154,306

	December 25, 2016
	As Reported	Adjustments	As Adjusted
Other current liabilities	$4,390	240	4,630
Deferred income taxes	111,312	(1,284)	110,028
Other noncurrent liabilities	12,937	3,164	16,101
Retained earnings	85,377	(2,120)	83,257

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2016-02 on December 31, 2018, which is the first day of our fiscal year 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that ASU 2016-02 will have a material effect on our consolidated financial statements. While we are continuing to assess the impact of adoption, we currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete.

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

We determined the fair value of our goodwill and the fair value of our brand and both were substantially in excess of their respective carrying values when we performed our annual goodwill and brand impairment tests as of December 1, 2017. As such, we have determined that no impairment to our goodwill or our brand occurred during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015.

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

We recorded impairment charges of $2.0 million, $1.9 million and $1.2 million due to underperforming restaurants during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The impaired assets had no value at December 31, 2017. Deterioration in customer traffic or a decline in sales volumes at our company-operated restaurants would negatively impact our revenues and profitability and could result in additional impairment charges and potential restaurant closures for restaurants previously impaired or that may be impaired in the future.

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

If the lease is classified as a capital lease, we record the lower of fair market value or present value of the minimum lease payments and a related capital lease obligation on our consolidated balance sheet. The asset is then amortized over the lesser of the economic life of the asset or the lease term. Rent payments for these properties are not recorded as rent expense, but rather are recognized as a reduction of the capital lease obligation and as interest expense.

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

There were no stock options granted during the fiscal year ended December 27, 2015. The assumptions used for grants made during the fiscal years ended December 31, 2017 and December 25, 2016 are provided in the following table:

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	25.28%	27.73%
Expected term	6.25 years	6.25 years
Risk-free interest rate	1.91%	1.41%

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

We granted 275,925, 151,000 and 0 stock options to employees and officers during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Stock option holders forfeited 117,727, 200,709 and 6,732 stock options during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Stock-based compensation expense of approximately $1.7 million, $1.8 million and $2.0 million for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively, is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of December 31, 2017, we had outstanding borrowings of $125.1 million under our credit facility. As of December 31, 2017, $50.0 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the LIBOR component of the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.8 million on an annualized basis.

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

Commodity Market Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase food and supplies costs as a percentage of company-operated restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 44% of our total franchise royalty revenues for each of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 42% and 40% of our gross royalty and franchise fee accounts receivable as of December 31, 2017 and December 25, 2016, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements and Notes thereto commencing on Page F-1. Quarterly information (unaudited) is presented in Note 22 to the consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017 at the reasonable assurance level.

KPMG LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 31, 2017, as stated in their report herein. As we are an “emerging growth company” under the JOBS Act, KPMG LLP is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourteen weeks ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III of this Annual Report has been omitted under General Instruction G(3) to Form 10-K. Only the information from the definitive proxy statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10. Directors, Officers and Corporate Governance

We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Structure” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation

We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Executive and Director Compensation,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the captions “Related Person Transactions,” and “Corporate Governance and Board Structure,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accountant Fees and Services

We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2018 Annual Meeting of Stockholders or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Proposal No. 2—Ratification of Appointment of Independent Registered Public Accounting Firm,” and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

(a)(3) See Exhibits below.

(b) Exhibits

Exhibit No.	Description

3.1	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, effective May 12, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K filed May 13, 2015—Commission File No. 001-37374).

3.2	Amended and Restated Certificate of Incorporation of Bojangles’, Inc., effective May 13, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed May 13, 2015—Commission File No. 001-37374).

3.3	Amended and Restated Bylaws of Bojangles’, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

4.1	Specimen of Common Stock Certificate of Bojangles’, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.1	Credit Agreement, dated October 9, 2012, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.2	First Amendment to the Credit Agreement, dated May 15, 2013, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

Exhibit No.	Description

10.3	Second Amendment to the Credit Agreement, dated April 11, 2014, by and among Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bank of America N.A., as a lender and administrative agent for all lenders, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.4	Amendment No. 3 dated as of July 23, 2015 between Bojangles’ Restaurants, Inc., BHI Intermediate Holding Corp., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed July 24, 2015—Commission File No. 001-37374).

10.5	Amendment No. 4 dated as of September 25, 2015 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K/A filed September 28, 2015—Commission File No. 001-37374).

10.6	Amendment No. 5 dated as of October 19, 2016 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

10.7	Amendment No. 6 dated as of December 20, 2017 between Bojangles’, Inc., Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, BJ Georgia, LLC, BJ Restaurant Development, LLC, the lender parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed December 21, 2017—Commission File No. 001-37374).

10.8 †	Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed September 9, 2015—Commission File No. 001-37374).

10.9 †	Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of October 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed November 4, 2015—Commission File No. 001-37374).

10.10 †	Second Amendment to Master Distribution Agreement between McLane Foodservice, Inc. and Bojangles’ Restaurants, Inc. dated as of September 7, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

10.11 #	Amended and Restated Employment Agreement, dated December 18, 2014, by and between Bojangles’ Restaurants, Inc. and Clifton W. Rutledge (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.12 #	Amendment #1 to Amended and Restated Employment Agreement by and between Bojangles’ Restaurants, Inc. and Clifton W. Rutledge, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed November 4, 2016—Commission File No. 001-37374).

Exhibit No.	Description

10.13 #	Amended and Restated Employment Agreement, dated August 18, 2012, by and between Bojangles’ Restaurants, Inc., Bojangles’ International, LLC, and BHI Exchange, Inc. and Eric M. Newman (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.14 #	Separation Agreement, dated October 19, 2016, between Eric M. Newman and Bojangles’, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed October 25, 2016—Commission File No. 001-37374).

10.15 #	Amended and Restated Employment Agreement, dated April 27, 2011, by and between Bojangles’ Restaurants, Inc., BHI Exchange, Inc. and Michael J. Jordan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.16 #	Amended and Restated Severance Agreement, dated April 27, 2011, by and between Bojangles’ Restaurants, Inc., BHI Exchange, Inc. and Kenneth E. Avery (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.17 #	Severance Letter Agreement, dated December 17, 2013, by and between Kenneth E. Avery and Bojangles’ Restaurants, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.18 #	Agreement and Release, dated May 5, 2017, between Kenneth E. Avery and Bojangles’ Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K filed May 11, 2017—Commission File No. 001-37374).

10.19 #	Employment Agreement, dated December 30, 2013, by and between BHI Holding Corp. and James R. Kibler (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.20 #	2007 Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.21 #	Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.22 #	Non-Qualified Stock Option Award Agreement for Clifton Rutledge pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.23 #	Form of Non-Qualified Stock Option Award Agreement for James R. Kibler, M. John Jordan, and Eric M. Newman pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.24 #	Non-Qualified Stock Option Award Agreements for Kenneth E. Avery pursuant to 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed April 6, 2015—Commission File No. 333-203268).

10.25 #	Form of Restricted Stock Unit Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

Exhibit No.	Description

10.26 #	Form of Incentive Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

10.27 #	Form of Non-Qualified Stock Option Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q filed June 11, 2015—Commission File No. 001-37374).

10.28 #	Form of Restricted Stock Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.29 #	Bojangles’, Inc. Performance Bonus Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed April 27, 2015—Commission File No. 333-203268).

10.30 #	Bojangles’, Inc. Compensation Policy For Non-Employee Directors (Amended and Restated Effective June 8, 2016) (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q filed August 8, 2016—Commission File No. 001-37374).

21	List of Subsidiaries of the Company.*

23.1	Consent of KPMG LLP, an independent registered public accounting firm.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates a management contract or compensatory plan or arrangement.
†	Indicates confidential treatment as to certain portions of this exhibit have been requested or granted. Omitted portions have been filed separately with the SEC.
‡	Furnished herewith.

Item 16. Form 10-K Summary

The Company has elected not to include any summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 7th day of March 2018.

BOJANGLES’, INC.

By:	/s/ James R. Kibler
James R. Kibler
Director, Interim President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the 7th day of March 2018.

Name	Title

/s/ James R. Kibler James R. Kibler	Director, Interim President and Interim Chief Executive Officer (principal executive officer)

/s/ M. John Jordan M. John Jordan	Senior Vice President of Finance, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ William A. Kussell William A. Kussell	Non-Executive Chairman and Director

/s/ Steven J. Collins Steven J. Collins	Director

/s/ John E. Currie John E. Currie	Director

/s/ Christopher J. Doubrava Christopher J. Doubrava	Director

/s/ Tommy L. Haddock Tommy L. Haddock	Director

/s/ Robert F. Hull, Jr. Robert F. Hull, Jr.	Director

/s/ Starlette B. Johnson Starlette B. Johnson	Director

/s/ Mark A. Rowan Mark A. Rowan	Director

/s/ Steven M. Tadler Steven M. Tadler	Director

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Bojangles’, Inc. and subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bojangles’, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and December 25, 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 25, 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Charlotte, North Carolina

March 7, 2018

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2017	December 25, 2016
Assets
Current assets:
Cash and cash equivalents	$14,052	13,898
Accounts and vendor receivables, net	5,863	5,421
Accounts receivable, related parties, net	553	386
Inventories, net	3,619	3,326
Other current assets	2,408	3,033

Total current assets	26,495	26,064

Property and equipment, net	49,423	52,275
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	23,146	24,243
Favorable leases, net	688	981
Other noncurrent assets	4,076	4,569

Total assets	$555,468	559,772

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,956	16,818
Accrued expenses	17,797	17,940
Current maturities of long-term debt	—	2,132
Current maturities of capital lease obligations	8,502	7,299
Other current liabilities	651	4,390

Total current liabilities	39,906	48,579

Long-term debt, less current maturities and deferred debt issuance costs, net	123,376	153,630
Deferred income taxes	71,190	111,312
Capital lease obligations, less current maturities	22,434	22,524
Other noncurrent liabilities	13,458	12,937

Total liabilities	270,364	348,982

Commitments and contingencies (notes 2, 3 and 17)	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both December 31, 2017 and December 25, 2016	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 37,069 shares issued and 36,899 shares outstanding as of December 31, 2017 and 36,547 shares issued and outstanding as of December 25, 2016	370	365
Treasury stock, 170 shares at cost	(2,000)	—
Additional paid-in capital	128,895	124,802
Retained earnings	157,383	85,377
Accumulated other comprehensive income	456	246

Total stockholders’ equity	285,104	210,790

Total liabilities and stockholders’ equity	$555,468	559,772

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Revenues:
Company-operated restaurant revenues	$518,380	504,664	462,138
Franchise royalty revenues	28,113	26,364	25,104
Other franchise revenues	945	853	960

Total revenues	547,438	531,881	488,202

Company-operated restaurant operating expenses:
Food and supplies costs	164,666	158,644	150,563
Restaurant labor costs	151,212	138,839	126,380
Operating costs	121,935	112,256	100,916
Depreciation and amortization	13,632	12,709	11,456

Total Company-operated restaurant operating expenses	451,445	422,448	389,315

Operating income before other operating expenses	95,993	109,433	98,887

Other operating expenses:
General and administrative	38,397	39,041	42,844
Depreciation and amortization	2,918	2,917	2,809
Impairment	2,041	1,927	1,210
(Gain) loss on disposal of property and equipment and other	(305)	47	336

Total other operating expenses	43,051	43,932	47,199

Operating income	52,942	65,501	51,688
Amortization of deferred debt issuance costs	(614)	(763)	(821)
Interest income	16	4	7
Interest expense	(6,463)	(7,489)	(8,314)

Income before income taxes	45,881	57,253	42,560
Income tax benefit (expense)	26,125	(19,537)	(16,034)

Net income	72,006	37,716	26,526

Other comprehensive income (loss), net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of ($126), ($137), and $79	210	227	(127)

Comprehensive income	$72,216	37,943	26,399

Net income per share:
Basic	$1.95	1.04	1.15

Diluted	$1.87	1.00	0.71

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(in thousands, except per share amounts)

	Preferred stock	Common stock		Treasury Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholders’ equity
		Shares	Amount
Balance as of December 28, 2014	$172,691	—	$—	—	(56,220)	21,135	146	137,752
Net income	—	—	—	—	—	26,526	—	26,526
Change in fair value on interest rate swaps, net of income tax benefit of $79	—	—	—	—	—	—	(127)	(127)
Stock option exercise	—	106	1	—	329	—	—	330
Excess tax benefits from stock-based payment arrangements	—	—	—	—	680	—	—	680
Conversion of preferred stock to common stock	(172,691)	35,903	359	—	172,332	—	—	—
Stock-based compensation	—	—	—	—	1,963	—	—	1,963

Balance as of December 27, 2015	—	36,009	360	—	119,084	47,661	19	167,124

Net income	—	—	—	—	—	37,716	—	37,716
Change in fair value on interest rate swaps, net of income tax expense of $137	—	—	—	—	—	—	227	227
Stock option exercise	—	530	5	—	1,205	—	—	1,210
Vesting of restricted stock units	—	8	—	—	—	—	—	—
Excess tax benefits from stock-based payment arrangements	—	—	—	—	2,686	—	—	2,686
Stock-based compensation	—	—	—	—	1,827	—	—	1,827

Balance as of December 25, 2016	—	36,547	365	—	124,802	85,377	246	210,790

Net income	—	—	—	—	—	72,006	—	72,006
Change in fair value on interest rate swaps, net of income tax expense of $126	—	—	—	—	—	—	210	210
Stock option exercise	—	499	5	—	2,451	—	—	2,456
Common stock repurchases	—	(170)	—	(2,000)	—	—	—	(2,000)
Vesting of restricted stock units	—	23	—	—	(103)	—	—	(103)
Stock-based compensation	—	—	—	—	1,745	—	—	1,745

Balance as of December 31, 2017	$—	36,899	$370	(2,000)	128,895	157,383	456	285,104

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Cash flows from operating activities:
Net income	$72,006	37,716	26,526
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(40,247)	(2,177)	(1,992)
Depreciation and amortization	16,550	15,626	14,265
Amortization of deferred debt issuance costs	614	763	821
Impairment	2,041	1,927	1,210
(Gain) loss on disposal of property and equipment and other	(305)	47	336
Provision (benefit) for doubtful accounts	156	(72)	239
Provision for inventory spoilage	15	20	23
(Benefit) provision for closed stores	—	(51)	36
Stock-based compensation	1,745	1,827	1,963
Excess tax benefit from stock-based compensation	—	(2,686)	(680)
Changes in operating assets and liabilities:
Accounts and vendor receivables	(765)	(595)	(357)
Inventories	(308)	(267)	(360)
Other assets	1,063	(354)	662
Income taxes	(87)	4,069	(1,352)
Investments for nonqualified deferred compensation plan	605	(484)	(425)
Accounts payable and accrued expenses	(4,005)	(2,497)	2,860
Closed store obligation and deferred rents	1,553	1,426	1,499
Deferred revenue	40	(152)	120
Deferred compensation	(605)	484	425
Other noncurrent liabilities	(321)	(270)	(293)

Net cash provided by operating activities	49,745	54,300	45,526

Cash flows from investing activities:
Purchases of franchisee’s assets	—	(100)	(186)
Purchases of property and equipment	(9,616)	(9,695)	(12,047)
Proceeds from disposition of property and equipment	163	51	47

Net cash used in investing activities	(9,453)	(9,744)	(12,186)

Cash flows from financing activities:
Principal payments on long-term debt	(32,357)	(42,736)	(28,055)
Debt issuance costs	(643)	—	(554)
Stock option exercise	2,456	1,210	330
Vesting of restricted stock units	(103)	—	—
Excess tax benefit from stock-based compensation	—	2,686	680
Purchases of treasury stock	(2,000)	—	—
Principal payments on capital lease obligations	(7,491)	(6,081)	(4,679)

Net cash used in financing activities	(40,138)	(44,921)	(32,278)

Net increase (decrease) in cash and cash equivalents	154	(365)	1,062
Cash and cash equivalents balance, beginning of fiscal year	13,898	14,263	13,201

Cash and cash equivalents balance, end of fiscal year	$14,052	13,898	14,263

Supplemental cash flow disclosures:
Non-cash conversion of preferred stock into common stock	$—	—	172,691
Cash paid for interest	6,776	7,589	8,395
Cash paid for income taxes	14,209	17,645	19,378
Assets acquired under capital leases	8,939	8,977	7,815
Net change in assets under financing obligations	(3,584)	2,520	657
Reduction of capital lease obligations upon return of assets	223	206	148
Reduction of capital lease obligations upon early termination of lease	—	288	—

See accompanying notes to consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fiscal Years Ended December 31, 2017, December 25, 2016 and December 27, 2015

(1)	Description of Business and Organization and Summary of Significant Accounting Policies

(a)	Description of Business and Organization

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of December 31, 2017, there were 325 Company-operated restaurants, 62 related party franchised restaurants, and 377 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

On July 24, 2015, the Company completed a merger of BHI Intermediate Holding Corp. (“BHIH”), a Delaware corporation and a wholly-owned subsidiary of the Company, with and into the Company (the “Merger”).

The following is the number of Bojangles’ franchised, Company-operated and system-wide restaurants at the beginning and end of the fiscal years ended December 31, 2017 and December 25, 2016:

	Fiscal Year Ended
	December 31, 2017			December 25, 2016
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the fiscal year	407	309	716	381	281	662
Opened during the fiscal year	26	26	52	29	29	58
Closed during the fiscal year	—	(4)	(4)	(2)	(2)	(4)
Refranchised during the fiscal year	6	(6)	—	(1)	1	—

Restaurants at the end of the fiscal year	439	325	764	407	309	716

Restaurant closures reflect permanent closures and exclude any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the fiscal years ended December 31, 2017 and December 25, 2016, our franchisees closed 0 and 2 restaurants, respectively, of which 0 and 1, respectively, were relocations. During the fiscal years ended December 31, 2017 and December 25, 2016, we closed 4 and 2 Company-operated restaurants, respectively, of which 3 and 2, respectively, were relocations.

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

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. The fiscal year ended December 31, 2017 consisted of 53 weeks, and both of the fiscal years ended December 25, 2016 and December 27, 2015 consisted of 52 weeks.

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

Favorable and unfavorable operating leases are recorded in connection with the acquisition method of accounting. Favorable leases represents the asset in excess of the approximate fair market value of the leases as of the date assumed. Unfavorable leases represents the liability in excess of the approximate fair market value of the leases as of the date assumed. We amortize favorable and unfavorable leases on a straight-line basis over the remaining term of the leases, as determined at the acquisition date. Upon early termination of a lease, the write-off of the favorable or unfavorable lease carrying value associated with the lease is recognized as a loss or gain within other operating expenses in the consolidated statements of operations. Amortization of favorable and unfavorable leases on company-operated restaurants is included in operating costs within company-operated restaurant operating expenses in the consolidated statements of operations.

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

The Company has determined that no impairment of goodwill and indefinite-lived intangible assets occurred during the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015.

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

As of December 31, 2017, December 25, 2016 and December 27, 2015, accumulated other comprehensive income consisted of net unrealized gains on interest rate swap agreements. See Note 2 for further discussion of the Company’s interest rate swap agreements.

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

Company-operated restaurants and franchise restaurants contribute to various advertising funds that we manage. The franchise portion of contributions to the marketing development fund and various co-operative advertising funds the Company manages has no impact on our statement of operations and comprehensive income. All domestic franchise restaurants contribute to the marketing development fund managed by the Company. Franchisees contributed $5.2 million, $4.8 million and $4.5 million to the marketing development fund for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The marketing development fund had $0.5 million, $0.1 million and $0 in unspent funds from both franchise and Company contributions included in the consolidated balance sheets as of December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Various franchise restaurants contribute to various co-operative advertising funds, most of which are actively managed by the Company. Franchisees contributed a total of $6.3 million, $6.0 million and $5.3 million to various co-operative advertising funds for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively, of which $5.8 million, $5.5 million and $4.8 million was contributed to funds actively managed by the Company for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The co-operative advertising funds had unspent amounts of $43 thousand, $0.1 million and $0.1 million as of December 31, 2017, December 25, 2016 and December 27, 2015, respectively, which are included in the consolidated balance sheets. Advertising and promotional costs incurred by the Company are expensed in the period incurred.

(x)	Employee Benefit Plans

The Company has adopted a defined contribution plan, the “401(k) Plan.” Under the provisions of the plan, the Company currently matches 50% of the first 5% of the employee contributions to the 401(k) Plan. Participants are 100% vested in their own contributions.

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

In the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, the stock-based compensation expense of $1.7 million, $1.8 million and $2.0 million, respectively is included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update was issued to replace the current revenue recognition guidance, creating a more comprehensive revenue model. This update was originally to be effective in fiscal periods beginning after December 15, 2016 and early application was not permitted. In July 2015, the FASB affirmed its proposal to defer the effective date by one year to annual reporting periods beginning after December 15, 2017. The FASB also affirmed its proposal to permit early adoption of the standard, but not before the original effective date of December 15, 2016. The Company did not early adopt ASU 2014-09. ASU 2014-09 permits two transition approaches: full retrospective or modified retrospective. The Company will utilize the full retrospective approach reflecting the application of the standard in each prior reporting period. The adoption of ASU 2014-09 will not have a material impact on Company-operated restaurant revenues or Franchise royalty revenues. The adoption of ASU 2014-09 requires the Company to recognize initial and renewal franchisee fees on a straight-line basis over the life of the franchise agreement, which will impact its Other franchise revenues. In addition, funds contributed by franchisees to the advertising funds actively managed by the Company, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods. The adoption of ASU

2014-09 will result in a cumulative effect adjustment of $1.8 million to reduce the opening balance of retained earnings as of the first day of fiscal year 2016. Additionally, the adoption of ASU 2014-09 is expected to impact the Company’s reported results as follows (in thousands, except per share amounts):

	Fiscal Year Ended December 31, 2017
	As Reported	Adjustments	As Adjusted
Franchise marketing and co-op advertising contribution revenues	$—	10,926	10,926
Other franchise revenues	945	(653)	292
Franchise marketing and co-op advertising costs	—	10,926	10,926
Income tax benefit (expense)	26,125	(304)	25,821
Net income	72,006	(957)	71,049
Net income per diluted share	1.87	(0.03)	1.84

	Fiscal Year Ended December 25, 2016
	As Reported	Adjustments	As Adjusted
Franchise marketing and co-op advertising contribution revenues	$—	10,282	10,282
Other franchise revenues	853	(577)	276
Franchise marketing and co-op advertising costs	—	10,282	10,282
Income tax (expense) benefit	(19,537)	218	(19,319)
Net income	37,716	(359)	37,357
Net income per diluted share	1.00	(0.01)	0.99

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Other current liabilities	$651	283	934
Deferred income taxes	71,190	(980)	70,210
Other noncurrent liabilities	13,458	3,774	17,232
Retained earnings	157,383	(3,077)	154,306

	December 25, 2016
	As Reported	Adjustments	As Adjusted
Other current liabilities	$4,390	240	4,630
Deferred income taxes	111,312	(1,284)	110,028
Other noncurrent liabilities	12,937	3,164	16,101
Retained earnings	85,377	(2,120)	83,257

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on December 31, 2018, which is the first day of its fiscal year 2019. A modified retrospective transition is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects that ASU 2016-02 will have a material effect on its consolidated financial statements. While the Company is continuing to assess the impact of adoption, it currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete.

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

(2)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Term Loan	$125,101	157,458
Revolving line of credit	—	—

Total long-term debt	125,101	157,458
Less: Current maturities of long term debt	—	(2,132)
Less: Deferred debt issuance costs, net	(1,725)	(1,696)

Long-term debt, less current maturities and deferred debt issuance costs, net	$123,376	153,630

	December 31, 2017	December 25, 2016
Deferred debt issuance costs	$5,452	4,809
Less: Accumulated amortization	(3,727)	(3,113)

Deferred debt issuance costs, net	$1,725	1,696

Estimated future amortization expense of deferred debt issuance costs is as follows (in thousands):

For the fiscal year ended:
2018	$332
2019	343
2020	355
2021	354
2022	341
Thereafter	—

Total	$1,725

(a)	Term Loan and Revolving Line of Credit

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

The Credit Agreement was further amended on December 20, 2017 (“Amendment No. 6”) to, among other things, extend the maturity date on the Credit Agreement to December 20, 2022 and increase the revolving line of credit from up to $25.0 million to up to $50.0 million.

During the term of the Credit Agreement, the Company is allowed to borrow amounts under base rate or Eurodollar rate loans. Base rate loans are charged interest at the higher of the Bank of America’s prime rate, the Federal Funds Rate plus 0.50%, or the LIBOR rate for one month loans plus 1.00% and an applicable rate. The applicable rate for base rate loans was 1.25% and 1.00% as of December 31, 2017 and December 25, 2016, respectively. As of December 31, 2017 and December 25, 2016, Bank of America’s prime rate was the highest of the three rates at 4.50% as of December 31, 2017 and 3.75% as of December 25, 2016 that resulted in a total interest rate of 5.75% and 4.75% as of December 31, 2017 and December 25, 2016, respectively. Interest on base rate loans is due on each calendar quarter end, with the same principal maturity date as the Credit Agreement. Base rate loans may be repaid or converted to a Eurodollar rate loan at any time during the term of the Credit Agreement without penalty.

Eurodollar rate loans may be entered or converted into one, two, three, or six month periods. The Eurodollar rate loans are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. The applicable rate for Eurodollar rate loans was 2.25% and 2.00% as of December 31, 2017 and December 25, 2016, respectively. As of December 31, 2017, the one, two, three, and six month LIBOR rates were 1.56%, 1.62%, 1.69%, and 1.84%, respectively. As of December 25, 2016, the one, two, three, and six month LIBOR rates were 0.76%, 0.81%, 1.00%, and 1.32%, respectively. As the Eurodollar rate loans mature, they may be converted into new Eurodollar rate loans, converted into base rate loans or repaid.

As of December 31, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $125.1 million, all of which were accruing interest at a rate of approximately 3.82%. As of December 25, 2016, there were outstanding balances under the term loan in one-month Eurodollar loans of $157.5 million, all of which were accruing interest at a rate of approximately 2.61%.

As of December 31, 2017 and December 25, 2016, there were no outstanding balances under the revolving line of credit.

(b)	Debt Covenants

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of December 31, 2017.

(c)	Contractual Principal Payments

Contractual aggregate required principal payments on the term loans payable at December 31, 2017 are as follows (in thousands):

For the fiscal year ended:
2018	$—
2019	—
2020	—
2021	7,683
2022	117,418
Thereafter	—

Total	$125,101

(d)	Interest Rate Swap Agreements

In order to minimize the effect of changes in LIBOR under the Credit Agreement, the Company has entered into three variable-to-fixed interest rate swap agreements. On May 17, 2013, the Company entered into an interest rate swap contract with an effective date of November 30, 2015, a termination date of September 29, 2017 and a notional amount of $50.0 million, under which the Company paid a fixed interest rate of 1.3325% and received the one-month LIBOR rate. Also on May 17, 2013, the Company entered into a second interest rate swap contract with an effective date of May 31, 2013, a termination date of May 31, 2017 and a notional amount of $25.0 million, under which the Company paid interest fixed at 0.70125% and received the one-month LIBOR rate. On October 26, 2015, the Company entered into a third interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2017	December 25, 2016
Opening balance, accumulated other comprehensive income	$246	19
Unrealized gain from effective interest rate swaps, net of tax	210	227

Ending balance, accumulated other comprehensive income	$456	246

(3)	Leases

On May 5, 2017, the Company entered into an agreement with a financial institution providing for up to $3.0 million for leasing of equipment, which is scheduled to expire on June 30, 2018. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the average of two- and three-year interest rate swap rates as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

On May 31, 2017, the Company entered into an agreement with another financial institution providing for up to $10.0 million for leasing of equipment, which is scheduled to expire on June 1, 2018. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

Various lease agreements provide for contingent rent based on the excess of a percentage of annual sales over minimum annual rent. Annual rents on other restaurants are based on a percentage of restaurant revenue with no stated minimum.

Total rent expense, which is included in operating costs in the consolidated statements of operations and comprehensive income, was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Minimum land, building, equipment, and auto rental expense	$43,980	39,177	34,781
Contingent and percentage rental expense	793	978	1,017

Subtotal	44,773	40,155	35,798
Less subleases	(1,904)	(1,436)	(1,570)

Total rent expense	$42,869	38,719	34,228

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, and the future minimum lease payments under capital leases together with the present value of the net minimum capital lease payments (in thousands):

	Capital Leases	Operating Leases	Total
For the fiscal year ending:
2018	$9,971	43,896	53,867
2019	8,645	43,335	51,980
2020	6,716	42,373	49,089
2021	4,360	40,381	44,741
2022	2,136	38,054	40,190
Thereafter	3,190	213,690	216,880

Future minimum lease payments	35,018	$421,729	456,747

Less amounts representing interest	(4,082)

Present value of net minimum capital lease payments	30,936
Less current portion	(8,502)

Noncurrent portion	$22,434

The total future minimum lease payments include guaranteed residual values of $0.8 million related to various leased vehicles. The total future minimum lease payments have not been reduced by the future minimum sublease rentals due from lessees.

The following are the future minimum sublease rentals due from lessees (in thousands):

For the fiscal year ended:
2018	$2,043
2019	1,914
2020	1,656
2021	607
2022	363
Thereafter	1,472

Total	$8,055

Favorable leases, net of accumulated amortization totaled $0.7 million and $1.0 million as of December 31, 2017 and December 25, 2016, respectively. Unfavorable leases, net of accumulated amortization totaled $1.3 million and $1.5 million as of December 31, 2017 and December 25, 2016, respectively. Amortization of favorable and unfavorable leases on Company restaurants was $25 thousand, $0.1 million and $0.1 million for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. The Company also recognized a loss for the termination of favorable leases of $0, $24 thousand and $0.1 million in the consolidated statements of operations and comprehensive income for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

Estimated future amortization expense (benefit) of favorable and unfavorable leases is as follows (in thousands):

For the fiscal year ended:
2018	$9
2019	(45)
2020	(142)
2021	(127)
2022	(117)
Thereafter	(148)

Total	$(570)

(4)	Stockholders’ Equity

As of December 31, 2017, the Company is authorized to issue 150.0 million shares of $0.01 par value common stock and 25.0 million shares of $0.01 par value preferred stock. As of December 31, 2017, there were 36.9 million shares of the Company’s common stock outstanding. As of December 31, 2017, there were no shares of the Company’s preferred stock outstanding.

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

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. The Company acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through March 1, 2018, the Company acquired an additional 0.2 million shares at a total cost of

$2.9 million. As March 1, 2018, up to $45.1 million of the Company’s common stock remains available for purchase under the program.

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

(5)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, trade accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There was one interest rate swap outstanding as of December 31, 2017.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of December 31, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,507	2,507	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	730	—	730	—
Fair value measurement as of December 25, 2016:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$3,112	3,112	—	—
Interest rate swap (included with other current assets and other noncurrent assets on the consolidated balance sheets)	561	—	561	—
Interest rate swap (included with other current liabilities on the consolidated balance sheets)	(166)	—	(166)	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the fiscal years ended December 31, 2017 and December 25, 2016.

The Company’s investments for the nonqualified deferred compensation plan are comprised of investments held in a rabbi trust. These investments consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy.

The Company’s interest rate swap is valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

(6)	Accounts and Vendor Receivables, Net

Accounts and vendor receivables, net consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Accounts receivable	$3,921	3,269
Vendor receivables	2,231	2,287
Allowance for doubtful accounts	(289)	(135)

Accounts and vendor receivables, net	$5,863	5,421

Accounts receivable, related parties	$581	408
Allowance for doubtful accounts	(28)	(22)

Accounts receivable, related parties, net	$553	386

The change in allowances for doubtful accounts is as follows:
Beginning balance	$157	351
Bad debt expense (benefit), net	156	(72)
Recoveries and (write-offs), net	4	(122)

Ending balance	$317	157

(7)	Inventories, Net

Inventories, net consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Food, net	$2,822	2,612
Paper, net	797	714

Inventories, net	$3,619	3,326

(8)	Other Current Assets

Other current assets consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Income taxes refundable	$1,593	1,505
Prepaid expenses	815	1,517
Interest rate swap asset	—	11

Other current assets	$2,408	3,033

(9)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	December 31, 2017	December 25, 2016
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	20,934	18,342
Computer hardware and software	Up to 5 years	12,021	9,673
Leasehold improvements	Up to 20 years	29,877	25,171
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	34,597	28,707
Capital leases, automobiles	Lesser of lease term or 5 years	3,578	3,478
Construction-in-progress	—	1,874	8,086

Total		114,006	104,582
Less:
Accumulated depreciation		(40,855)	(33,462)
Accumulated amortization		(23,728)	(18,845)

Property and equipment, net		$49,423	52,275

Depreciation and amortization expense related to property and equipment was $15.5 million, $14.5 million and $13.2 million for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively.

(10)	Franchise Rights, Net

Franchise rights are intangible assets recorded at the time of an acquisition. The franchise rights represent the value of existing franchise agreements, and are amortized over the remaining life of the agreements. Franchise rights, net are as follows (in thousands):

	December 31, 2017	December 25, 2016
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(6,477)	(5,380)

Franchise rights, net	$23,146	24,243

Amortization expense related to franchise rights was $1.1 million during each of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, and is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income.

Estimated future amortization expense is as follows (in thousands):

For the fiscal year ended:
2018	$1,097
2019	1,097
2020	1,081
2021	1,025
2022	1,014
Thereafter	17,832

Total	$23,146

(11)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Investments for nonqualified deferred compensation plan	$2,507	3,112
Interest rate swap asset	730	550
Other noncurrent assets	839	907

Other noncurrent assets	$4,076	4,569

(12)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Payroll & related	$8,765	9,791
Sales and property taxes	3,388	2,620
Gift cards and virtual wallet	1,091	1,135
Utilities	1,402	1,232
Occupancy	354	445
Interest	302	616
Bank fees	731	711
Other	1,764	1,390

Accrued expenses	$17,797	17,940

(13)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Financing obligations under build-to-suit transactions	$530	4,114
Closed store obligation	121	110
Interest rate swap liability	—	166

Other current liabilities	$651	4,390

(14)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2017	December 25, 2016
Deferred rents	$8,963	7,434
Unfavorable lease liability, net	1,258	1,527
Deferred compensation	2,507	3,112
Deferred revenue	605	565
Closed store obligation	125	246
Other noncurrent liabilities	—	53

Other noncurrent liabilities	$13,458	12,937

Deferred revenue includes initial franchise license fees that have been received, but for which the Company has not completed its obligations under these franchise agreements; therefore, revenue has not been recognized.

(15)	Closed Store Obligation

As of December 31, 2017 and December 25, 2016, the Company had several stores that were either closed and vacant or closed and subleased. The closed store obligation consists of the present value of remaining future minimum lease payments under non-cancelable lease agreements for those stores that were either closed and vacant or closed and subleased less the present value of remaining future minimum lease payments under non-cancelable subleases on those stores. In addition, estimates of future property tax and maintenance expenditures for vacant stores through their remaining lease terms are included in the obligation for closed stores. Any resulting expense or income is included as a component of general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income as the stores are closed. Cash payments are scheduled to continue through 2029.

The change in the closed store obligation is as follows (in thousands):

	December 31, 2017	December 25, 2016
Closed store obligation, beginning of fiscal year	$356	540
Cash payments for lease obligations, net of cash received on subleases and the change in present value of future lease obligations	(110)	(133)
Benefit for closed stores	—	(51)

Closed store obligation, end of fiscal year	246	356
Less current portion	(121)	(110)

Noncurrent closed store obligation	$125	246

(16)	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. During the fourth quarter of fiscal 2017, the Company recognized a deferred income tax benefit of $40.1 million due to the revaluation of our deferred tax assets and liabilities to reflect the new lower rate.

Based on the Company’s current interpretation of the Tax Act, it made reasonable estimates to record provisional adjustments during the fourth quarter of fiscal 2017. The Company will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, changes in accounting standards, or evolving technical interpretations become available. The final impacts may result in an adjustment to the $40.1 million benefit recorded during the fourth quarter of fiscal 2017, and the Company will continue to refine such amounts within the measurement period provided by the Securities and Exchange Commission (“SEC”). The Company expects to complete its analysis no later than the fourth quarter of fiscal 2018.

Income tax benefit (expense) consist of the following (in thousands):

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Current:
U.S. federal	$(12,673)	(19,344)	(16,021)
State and local	(1,449)	(2,370)	(2,005)

Total current	(14,122)	(21,714)	(18,026)

Deferred:
U.S. federal	$39,613	699	566
State and local	634	1,478	1,426

Total deferred	40,247	2,177	1,992

Income tax benefit (expense)	$26,125	(19,537)	(16,034)

Income tax benefit (expense) for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	Fiscal Year Ended
	December 31, 2017		December 25, 2016		December 27, 2015
	Income Taxes	%	Income Taxes	%	Income Taxes	%
Computed “expected” tax expense	$(16,058)	35.0%	$(20,038)	35.0%	$(14,896)	35.0%
Reduction (increase) in income taxes resulting from:
Enactment of Tax Cuts and Jobs Act	40,113	(87.4)%	—	0.0%	—	0.0%
Excess tax benefits from stock-based payment arrangements	1,554	(3.4)%	—	0.0%	—	0.0%
Work Opportunity and Welfare to Work tax credits, net of federal income tax expense	1,084	(2.4)%	1,355	(2.4)%	795	(1.9)%
State and local income taxes, net of federal income tax expense/benefit	(530)	1.2%	(580)	1.0%	(376)	0.9%
Expenses related to public offerings not deductible for income tax purposes	(1)	0.0%	(145)	0.2%	(1,548)	3.6%
Meals and entertainment	(31)	0.1%	(32)	0.1%	(27)	0.1%
Other, net	(6)	0.0%	(97)	0.2%	18	0.0%

Total	$26,125	(56.9)%	$(19,537)	34.1%	$(16,034)	37.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and December 25, 2016 are presented below (in thousands):

	December 31, 2017	December 25, 2016
Noncurrent deferred tax assets (liabilities):
Brand	$(64,749)	(101,116)
Franchise rights and other intangible assets	(9,845)	(15,562)
Discount on early repayment of debt	(355)	(1,185)
Capital lease assets and obligations and property and equipment	(1,337)	(1,160)
Deferred compensation	606	1,177
Stock-based compensation	1,445	2,354
Deferred rent	2,166	2,805
Reserves, accruals, and other assets	879	1,375

Noncurrent deferred tax liabilities, net	$(71,190)	(111,312)

There was no valuation allowance for deferred tax assets as of December 31, 2017 and December 25, 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expenses, respectively. Uncertain tax positions and related interest and penalties on uncertain tax positions for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 were not significant.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. The U.S. federal and material state and local tax statutes of limitations remain open for the fiscal years 2014 and forward.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the southeastern United States and certain vendors. Royalty revenues from three franchisees, one of which is a related party franchisee, accounted for approximately 44% of the Company’s total franchise royalty revenues for each of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party franchisee, accounted for approximately 42% and 40% of the Company’s gross royalty and franchise fee accounts receivable as of December 31, 2017 and December 25, 2016, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(d)	Concentration of Commodity Price Risk

The Company purchases certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, the Company uses these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, the Company believes it will be able to address material commodity cost increases by adjusting our menu pricing, promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase food and supplies costs as a percentage of company-operated restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

(e)	Sponsorships

The Company has entered into various sponsorship agreements with original terms of up to ten years to receive certain advertising rights, the use of certain advertising territories, and vendor products as defined in the agreements. These amounts are reflected as operating costs within Company-operated restaurant operating expenses in the consolidated statements of operations and comprehensive income, generally in the year in which the amounts are incurred.

The minimum future payments required under existing sponsorship agreements are as follows (in thousands):

For the fiscal year ended:
2018	$3,397
2019	2,321
2020	995
2021	—
2022	—
Thereafter	—

Total	$6,713

(18)	Employee Benefit Plans

(a)	401(k) Plan

The Company sponsors a 401(k) tax deferred savings plan covering employees meeting certain age and service requirements as defined in the plan. Participants can make pretax contributions with the Company matching certain percentages of employee contributions. The total employer matching expense related to the plan was $0.7 million for each of the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015.

(b)	Deferred Compensation Plan

The Company has a rabbi trust to invest compensation deferred under our nonqualified deferred compensation plan and fund future deferred compensation obligations. The rabbi trust is subject to creditor claims in the event of insolvency, but the assets held in the rabbi trust are not available for general corporate purposes. This plan allows eligible participants to defer compensation. Deferred compensation, net of accumulated earnings and/or losses on the participant-directed investment options, is distributable in cash at employee specified dates or upon retirement, death, disability or termination from the plan. Realized and unrealized gains and losses on these securities are recorded in the consolidated statements of operations and comprehensive income and offset changes in deferred compensation liabilities to participants. The assets of the plan were $2.5 million and $3.1 million as of December 31, 2017 and December 25, 2016, respectively, and are subject to the Company’s creditors and are included in the accompanying consolidated balance sheets.

(19)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method. The computation of diluted net income per share for the fiscal year ended December 27, 2015 assumes the conversion of the then outstanding preferred stock into common stock.

The computation of basic and diluted net income per share for the fiscal years ended December 31, 2017, December 25, 2016 and December 27, 2015 are as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 31, 2017	December 25, 2016	December 27, 2015
Net income	$72,006	37,716	26,526

Weighted average number of common shares outstanding-basic	36,838	36,258	23,118

Weighted average number of common shares assumed from the conversion of Series A Preferred Stock	—	—	12,822
Weighted average dilutive effect of stock-based compensation	1,686	1,426	1,524

Weighted average number of common shares outstanding-diluted	38,524	37,684	37,464

Net income per share-basic	$1.95	1.04	1.15

Net income per share-diluted	$1.87	1.00	0.71

(20)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant stock options, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. There are up to 8.5 million shares available for issuance under the Amended 2011 Plan of authorized but unissued common stock. At December 31, 2017, there were 3.7 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or committee designated by the board at the time of grant and shall be no greater than ten years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate. Volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. There were no stock options granted during the fiscal year ended December 27, 2015. The assumptions used for grants made during the fiscal years ended December 31, 2017 and December 25, 2016 are provided in the following table:

	December 31, 2017	December 25, 2016
Valuation assumptions:
Expected dividend yield	0%	0%
Expected volatility	25.28%	27.73%
Expected term	6.25 years	6.25 years
Risk-free interest rate	1.91%	1.41%

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 25, 2016	3,767,273	$4.59	6.0	$55,023
Granted	275,925	17.10
Exercised	(499,339)	4.92		5,955
Repurchased	—	—
Forfeited	(117,727)	11.95
Expired	(2,000)	18.05

Balance as of December 31, 2017	3,424,132	$5.29	5.3	$24,321

Exercisable as of December 31, 2017	2,078,452	$4.52	5.0	$15,308

On June 8, 2017, the Company granted a total of 275,925 stock options to certain employees of the Company to purchase shares of its common stock at a price of $17.10 per share. The fair value of the stock options on the date of the grant was $5.03 per share. The stock options will vest in equal annual installments over four years, subject to continued service to the Company.

As of December 31, 2017, there was $2.0 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.7 years. As of December 31, 2017, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million outstanding performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 25, 2016	81,850	$18.05
Granted	158,101	17.03
Forfeited	(21,839)	17.64
Vested	(28,470)	18.05

Nonvested as of December 31, 2017	189,642	$17.25

On June 8, 2017, the Company granted a total of 137,969 restricted stock units to certain employees of the Company. The restricted stock units will vest in equal annual installments over four years, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit. On June 8, 2017, the Company granted 2,923 restricted stock units to each of its then six non-employee directors who are not affiliated with Advent International Corporation. In addition, on November 6, 2017, the Company granted 2,594 restricted stock units to a new board member. The restricted stock units granted to the Company’s board members will vest on the date of the Company’s next annual meeting, subject to continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

As of December 31, 2017, there was $2.6 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized ratably over a period of approximately 3.0 years.

(21)	Related Party Transactions

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

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Fiscal Year Ended
Related Party	Description	December 31, 2017	December 25, 2016	December 27, 2015
The Panthers	Marketing/sponsorship expense	$708	737	700
New Generation	Advertising expense	—	—	74
Tri-Arc	Marketing expense	72	72	72
JZF	Rent payments	224	217	196
MRE	Rent payments	270	152	197
CBM	Rent payments	100	100	23
MRMJ	Rent payments	60	37	—

The following tables present franchise royalty revenues and other franchise revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Fiscal Year Ended
Related Party	December 31, 2017	December 25, 2016	December 27, 2015
Cajun	$101	99	97
New Generation	609	568	521
Tri-Arc	5,292	5,107	4,928

	Other Franchise Revenues
	Fiscal Year Ended
Related Party	December 31, 2017	December 25, 2016	December 27, 2015
Cajun	$—	—	—
New Generation	—	—	60
Tri-Arc	—	25	38

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	December 31, 2017	December 25, 2016
The Panthers	$10	3
Cajun	11	8
New Generation	68	51
Tri-Arc	493	382

(22)	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial and operating information for each quarter of fiscal 2017 and fiscal 2016. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Fiscal Year 2017(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(in thousands, except per share amounts)
Revenues:
Company-operated restaurant revenues	$124,783	127,058	126,207	140,332
Franchise royalty revenues	6,513	6,978	7,018	7,604
Other franchise revenues	200	338	200	207

Total revenues	131,496	134,374	133,425	148,143

Operating income	13,570	13,179	10,757	15,436
Net income(2)	7,617	8,617	6,957	48,815

Net income per share:
Basic	0.21	0.23	0.19	1.32
Diluted	0.20	0.22	0.18	1.27

	Fiscal Year 2016(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Revenues:
Company-operated restaurant revenues	$121,413	124,674	126,358	132,219
Franchise royalty revenues	6,172	6,621	6,739	6,832
Other franchise revenues	70	300	100	383

Total revenues	127,655	131,595	133,197	139,434

Operating income	14,072	18,004	16,150	17,275
Net income	7,844	10,031	10,019	9,822

Net income per share:
Basic	0.22	0.28	0.28	0.27
Diluted	0.21	0.27	0.27	0.26

(1)	The first three quarters of fiscal year 2017 were each comprised of thirteen weeks, and the fourth quarter of fiscal year 2017 was comprised of fourteen weeks. Quarters within fiscal year 2016 were each comprised of thirteen weeks.
(2)	The Company recognized a deferred income tax benefit of $40.1 million during the fourth quarter of fiscal year 2017 as a result of the revaluation of its deferred tax assets and liabilities associated with the enactment of the Tax Act.

(23)	Subsequent Event

In connection with a former executive’s departure from the Company subsequent to December 31, 2017, the Company expects to incur severance and related legal fees of approximately $1.5 million-$1.7 million during the thirteen weeks ended April 1, 2018.

EXHIBIT INDEX

Exhibit No.	Description

21	List of Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an independent registered public accounting firm.

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Bojangles’, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.