Form 10-Q
period 2018-04-01
Bojangles', Inc.
filed 2018-05-08
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

As of May 1, 2018, there were 36,673,276 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

See the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the United States Securities and Exchange Commission (the “SEC”) on March 8, 2018 for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	April 1, 2018	December 31, 2017 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$19,384	14,052
Accounts and vendor receivables, net of allowance for doubtful accounts of $441 and $289	4,607	5,863
Accounts receivable, related parties, net of allowance for doubtful accounts of $30 and $28	571	553
Inventories, net	3,389	3,619
Other current assets	1,958	2,408

Total current assets	29,909	26,495
Property and equipment, net	50,107	49,423
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	22,872	23,146
Favorable leases, net	619	688
Other noncurrent assets	4,285	4,076

Total assets	$559,432	555,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,903	12,956
Accrued expenses	21,391	17,797
Current maturities of capital lease obligations	8,532	8,502
Other current liabilities	4,391	934

Total current liabilities	46,217	40,189
Long-term debt, less current maturities and deferred debt issuance costs, net	119,492	123,376
Deferred income taxes	69,981	70,210
Capital lease obligations, less current maturities	21,270	22,434
Other noncurrent liabilities	17,515	17,232

Total liabilities	274,475	273,441

Commitments and contingencies (notes 3, 12 and 14)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both April 1, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 37,083 shares issued and 36,673 shares outstanding as of April 1, 2018 and 37,069 shares issued and 36,899 shares outstanding as of December 31, 2017	370	370
Treasury stock, 410 and 170 shares at cost as of April 1, 2018 and December 31, 2017, respectively	(4,859)	(2,000)
Additional paid-in capital	129,869	128,895
Retained earnings	158,902	154,306
Accumulated other comprehensive income	675	456

Total stockholders’ equity	284,957	282,027

Total liabilities and stockholders’ equity	$559,432	555,468

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017 (As Adjusted)
Revenues:
Company-operated restaurant revenues	$127,153	124,783
Franchise royalty revenues	6,865	6,513
Franchise marketing and co-op advertising contribution revenues	2,663	2,532
Properties and equipment rental revenues	539	—
Other franchise revenues	272	60

Total revenues	137,492	133,888

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	39,986	38,684
Company-operated restaurant labor costs	37,465	36,347
Company-operated restaurants operating costs	31,539	29,691
Company-operated restaurant depreciation and amortization	3,465	3,208
Franchise marketing and co-op advertising costs	2,663	2,532
Costs associated with properties and equipment rentals	421	—

Total restaurant operating expenses	115,539	110,462

Operating income before other operating expenses	21,953	23,426

Other operating expenses:
General and administrative	11,557	8,953
Depreciation and amortization	665	725
Impairment	853	296
(Gain) loss on disposal of property and equipment and other	(27)	22

Total other operating expenses	13,048	9,996

Operating income	8,905	13,430
Amortization of deferred debt issuance costs	(116)	(118)
Interest income	1	1
Interest expense	(1,648)	(1,667)

Income before income taxes	7,142	11,646
Income tax expense	(2,448)	(4,116)

Net income	4,694	7,530

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax expense of $38 and $50	121	83

Comprehensive income	$4,815	7,613

Net income per share:
Basic	$0.13	0.21

Diluted	$0.12	0.19

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirteen Weeks Ended April 1, 2018

(Unaudited)

(in thousands)

	Common stock		Treasury	Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Stock	capital	earnings	income	equity
Balance as of December 31, 2017 (As Adjusted)	36,899	$370	(2,000)	128,895	154,306	456	282,027
Net income	—	—	—	—	4,694	—	4,694
Change in fair value on interest rate swaps, net of income tax expense of $38	—	—	—	—	—	121	121
Reclassification of certain tax effects due to adoption of ASU 2018-02	—	—	—	—	(98)	98	—
Stock option exercises	5	—	—	10	—	—	10
Common stock repurchases	(240)	—	(2,859)	—	—	—	(2,859)
Vesting of restricted stock units	9	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	—	1,016	—	—	1,016

Balance as of April 1, 2018	36,673	$370	(4,859)	129,869	158,902	675	284,957

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017 (As Adjusted)
Cash flows from operating activities:
Net income	$4,694	7,530
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(267)	(236)
Depreciation and amortization	4,130	3,933
Amortization of deferred debt issuance costs	116	118
Impairment	853	296
(Gain) loss on disposal of property and equipment and other	(27)	22
Provision for doubtful accounts	172	153
Benefit for inventory spoilage	(12)	(3)
Stock-based compensation	1,016	374
Changes in operating assets and liabilities	5,420	2,049

Net cash provided by operating activities	16,095	14,236

Cash flows from investing activities:
Purchases of property and equipment	(1,815)	(3,015)
Proceeds from disposition of property and equipment	—	14

Net cash used in investing activities	(1,815)	(3,001)

Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(2,132)
Stock option exercises	10	162
Vesting of restricted stock units	(52)	—
Purchases of treasury stock	(2,859)	—
Principal payments on capital lease obligations	(2,047)	(1,750)

Net cash used in financing activities	(8,948)	(3,720)

Net increase in cash and cash equivalents	5,332	7,515
Cash and cash equivalents balance, beginning of fiscal period	14,052	13,898

Cash and cash equivalents balance, end of fiscal period	$19,384	21,413

Supplemental cash flow disclosures:
Cash paid for interest	$1,593	1,634
Cash paid for income taxes	308	410
Assets acquired under capital leases	980	2,029
Net change in assets under financing obligations	2,637	1,459
Reduction of capital lease obligations upon return of assets	44	69

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of April 1, 2018, there were 326 company-operated restaurants, 62 related party franchised restaurants, and 374 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended April 1, 2018:

	Thirteen Weeks Ended April 1, 2018
	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	439	325	764
Opened during the period	5	1	6
Closed during the period	(8)	—	(8)
Refranchised during the period	—	—	—

Restaurants at the end of the period	436	326	762

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen weeks ended April 1, 2018, our franchisees closed eight restaurants, none of which were relocations.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 31, 2017. Certain previously reported amounts as of December 31, 2017 and for the thirteen weeks ended March 26, 2017 have been recast to reflect the financial results of the Company in accordance with the new revenue recognition standard. See Note 2 for further discussion.

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

The Company operates on a 52- or 53-week fiscal year ending on the last Sunday of December. Fiscal year 2018 will end on December 30, 2018 and will consist of 52 weeks. Fiscal year 2017 ended on December 31, 2017 and consisted of 53 weeks. Fiscal quarters within fiscal year 2018 are each comprised of thirteen weeks. The first three fiscal quarters of fiscal year 2017 were each comprised of thirteen weeks, and the fourth fiscal quarter of fiscal year 2017 was comprised of fourteen weeks.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers (“ASC 606”). The Company adopted this new guidance on January 1, 2018. See Note 2, Revenue Recognition, for further information about the Company’s transition to this new revenue recognition model using the full retrospective transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on December 31, 2018, which is the first day of its fiscal year 2019. A modified retrospective transition was previously required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In March 2018, the FASB approved an optional transition method that permits an entity to use its effective date as the date of initial application. The Company expects that ASU 2016-02 will have a material effect on its consolidated financial statements. While the Company is continuing to assess which transition method will be elected and the overall impact of

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

adoption, it currently believes the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete. The Company is also reviewing other arrangements that could contain embedded lease arrangements to be considered under ASU 2016-02.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides companies the option to reclassify from accumulated other comprehensive income to retained earnings the income tax effects arising from the change in the United States federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-02 during the first quarter of fiscal 2018, which resulted in a $0.1 million reclassification that increased accumulated other comprehensive income and decreased retained earnings.

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

(2)	Revenue Recognition

Revenue Recognition Significant Accounting Policies

The Company generates revenues from two primary sources: (i) retail sales at company-operated restaurants; and (ii) franchise revenues, consisting of royalties based on a percentage of sales reported by franchise restaurants, funds contributed by franchisees to the marketing and co-op advertising funds actively managed by the Company, properties and equipment rental revenues and initial and renewal franchise license fees.

Company-Operated Restaurant Revenues

Revenues of company-operated restaurants is primarily recognized as customers pay for products at the point of sale. The Company reports Company-operated restaurant revenues net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

Franchise Revenues

The Company grants individual restaurant franchises to operators in exchange for initial franchise license fees and continuing royalty payments.

Initial and renewal franchise license fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. The Company’s performance obligations under franchise agreements consist of (a) a franchise license and, where the Company manages a marketing or co-op advertising fund, advertising and promotion management, (b) pre-opening services, such as training and inspections, and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. These performance obligations are highly interrelated so the Company does not consider them to be individually distinct and therefore accounts for them as a single performance obligation. The performance obligation is satisfied by providing a right to use the Company’s intellectual property over the term of each franchise agreement. Accordingly, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The Company’s performance obligation under development agreements generally consists of an obligation to grant exclusive development rights over a stated term. These development rights are not distinct from franchise agreements and are creditable towards the initial franchise license fee, so upfront fees paid by franchisees for exclusive development rights are deferred and allocated to the appropriate franchise restaurant when the franchise agreement is executed.

Franchise royalty revenues represents sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement. Continuing franchise royalty revenues are based on a percentage of monthly sales, generally ranging from 3% to 4% for franchisees operating within the United States of America and 5% for franchisees with operations in other countries, and are recognized on the accrual basis as franchise sales occur.

Franchise contributions to marketing and co-op advertising funds managed by the Company are generally calculated as a percentage of franchise restaurant sales. Franchise marketing and co-op advertising fund contribution revenues generally represent sales-based amounts that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchise sales occur.

Properties and equipment rental revenues include revenues from properties and equipment we lease or sublease to franchisees, which are accounted for in accordance with applicable accounting guidance for leases.

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated. The change in deferred revenue is as follows (in thousands):

Deferred revenue, balance as of December 31, 2017	$4,662
Revenue recognized that was included in the deferred revenue balance as of December 31, 2017	(271)
Revenue recognized that was not included in the deferred revenue balance as of December 31, 2017	(1)
Increase due to cash received, excluding amounts recognized as revenue during the period	150

Deferred revenue, balance as of April 1, 2018	4,540
Less current portion of deferred revenue, balance as of April 1, 2018	(284)

Non-current portion of deferred revenue, balance as of April 1, 2018	$4,256

Estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 1, 2018 are as follows (in thousands):

For the fiscal year ended:
2018	$213
2019	285
2020	284
2021	281
2022	270
Thereafter	3,207

Total	$4,540

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Financial Statement Impact of Transition to ASC 606

Prior to the adoption of ASC 606, the Company recognized revenue related to franchise license fees when the related restaurant began operations. In addition, prior to the adoption of ASC 606, the franchise portion of contributions to the marketing and co-op advertising funds managed by the Company did not have an impact on its condensed consolidated statement of operations and comprehensive income since they were presented on a net basis.

As noted above, the Company transitioned to ASC 606 using the full retrospective method on January 1, 2018. As a result of the adoption of ASC 606, the Company adjusted previously reported amounts in order to (i) reflect the recognition of revenue related to initial and renewal franchisee license fees on a straight-line basis over the life of the franchise agreement, which impacted Other franchise revenues and deferred revenue, and (ii) present the funds contributed by franchisees to the advertising funds actively managed by the Company, as well as the associated advertising fund expenditures, on a gross basis.

The adoption of ASU 2014-09 resulted in a cumulative effect adjustment of $2.1 million and $1.8 million to reduce the opening balance of retained earnings as of the first day of fiscal year 2017 and fiscal year 2016, respectively. Additionally, the adoption of ASU 2014-09 impacted the Company’s reported results as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended March 26, 2017
	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Franchise marketing and co-op advertising contribution revenues	$—	2,532	2,532
Other franchise revenues	200	(140)	60
Franchise marketing and co-op advertising costs	—	2,532	2,532
Income tax benefit (expense)	(4,169)	53	(4,116)
Net income	7,617	(87)	7,530
Net income per diluted share	0.20	(0.01)	0.19
Condensed Consolidated Statement of Cash Flows
Net income	$7,617	(87)	7,530
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(183)	(53)	(236)
Changes in operating assets and liabilities	1,909	140	2,049

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Other current liabilities	$651	283	934
Deferred income taxes	71,190	(980)	70,210
Other noncurrent liabilities	13,458	3,774	17,232
Retained earnings	157,383	(3,077)	154,306

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(3)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Term Loan, due December 20, 2022	$121,101	125,101
Revolving line of credit, due December 20, 2022	—	—

Total long-term debt	121,101	125,101
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(1,609)	(1,725)

Long-term debt, less current maturities and deferred debt issuance costs, net	$119,492	123,376

	April 1, 2018	December 31, 2017
Deferred debt issuance costs	$5,452	5,452
Less accumulated amortization	(3,843)	(3,727)

Deferred debt issuance costs, net	$1,609	1,725

(a)	Term Loan and Revolving Line of Credit

On October 9, 2012, the Company entered into a credit agreement (“Credit Agreement”) with several financial institutions, collateralized by all of the assets of the Company. The Credit Agreement contains both a term loan component and a revolving line of credit. The Credit Agreement was subsequently amended on May 15, 2013, April 11, 2014, July 23, 2015, September 25, 2015, October 19, 2016 and December 20, 2017.

As of April 1, 2018, there were outstanding balances under the term loan in one-month Eurodollar loans of $121.1 million, all of which were accruing interest at a rate of approximately 4.13%. As of December 31, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $125.1 million, all of which were accruing interest at a rate of approximately 3.82%.

As of April 1, 2018 and December 31, 2017, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of April 1, 2018.

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

In connection with the Credit Agreement, as of April 1, 2018, the Company has one variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On October 26, 2015, the Company entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	Thirteen Weeks Ended April 1, 2018	Fiscal Year Ended December 31, 2017
Opening balance, accumulated other comprehensive income	$456	246
Reclassification of certain tax effects due to adoption of ASU 2018-02	98	—
Unrealized gain from effective interest rate swap, net of income tax expense of $38 and $126	121	210

Ending balance, accumulated other comprehensive income	$675	456

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (nonderivatives), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Interest rate swaps: The fair value of interest rate swaps is determined using an income approach using the following significant inputs: the term of the swaps, the notional amount of the swaps, the rate on the fixed leg of the swaps and counterparty credit worthiness. There was one interest rate swap outstanding as of April 1, 2018.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of
April 1, 2018:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,383	2,383	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	889	—	889	—
Fair value measurement as of
December 31, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,507	2,507	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	730	—	730	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirteen weeks ended April 1, 2018.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Our interest rate swap is valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

(5)	Other Current Assets

Other current assets consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Prepaid expenses	$1,958	815
Income taxes refundable	—	1,593

Other current assets	$1,958	2,408

(6)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	April 1, 2018	December 31, 2017
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	21,189	20,934
Computer hardware and software	Up to 5 years	11,958	12,021
Leasehold improvements	Up to 20 years	30,739	29,877
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	34,157	34,597
Capital leases, vehicles	Lesser of lease term or 5 years	3,705	3,578
Construction-in-progress	—	4,662	1,874

Total		117,535	114,006
Less:
Accumulated depreciation		(42,619)	(40,855)
Accumulated amortization		(24,809)	(23,728)

Property and equipment, net		$50,107	49,423

Depreciation and amortization expense related to property and equipment was $3.9 million and $3.7 million for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

(7)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	April 1, 2018	December 31, 2017
Franchise rights, including reacquired franchise rights	$29,623	29,623
Less accumulated amortization	(6,751)	(6,477)

Franchise rights, net	$22,872	23,146

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended April 1, 2018 and March 26, 2017.

(8)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Investments for nonqualified deferred compensation plan	$2,383	2,507
Interest rate swap asset	889	730
Other noncurrent assets	1,013	839

Other noncurrent assets	$4,285	4,076

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Payroll & related	$9,910	8,765
Sales and property taxes	4,444	3,388
Gift cards and virtual wallet	793	1,091
Utilities	1,452	1,402
Occupancy	393	354
Interest	358	302
Bank fees	731	731
Other	3,310	1,764

Accrued expenses	$21,391	17,797

(10)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Financing obligations under build-to-suit transactions	$3,167	530
Closed store obligation	125	121
Income taxes payable	815	—
Deferred revenue	284	283

Other current liabilities	$4,391	934

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(11)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	April 1, 2018	December 31, 2017
Deferred rents	$9,311	8,963
Unfavorable lease liability, net	1,191	1,258
Deferred compensation	2,383	2,507
Deferred revenue	4,256	4,379
Closed store obligation	93	125
Other noncurrent liabilities	281	—

Other noncurrent liabilities	$17,515	17,232

Deferred revenue includes franchise license and development fees that have been received, but for which the Company has not completed its performance obligations under these franchise agreements; therefore, revenue has not been recognized.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 44% of the Company’s total franchise royalty revenues for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% of the Company’s gross royalty and franchise fee accounts receivable as of both April 1, 2018 and December 31, 2017. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(13)	Stockholders’ Equity

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. The Company acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017 and an additional 0.2 million shares at a total cost of $2.9 million during the first quarter of fiscal 2018. As of April 1, 2018, up to $45.1 million of the Company’s common stock remains available for purchase under the program.

(14)	Leases

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

On May 31, 2017, the Company entered into an agreement with another financial institution providing for up to $10.0 million of leasing capacity, which is scheduled to expire on June 1, 2018. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

(15)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended April 1, 2018 and March 26, 2017.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computations of basic and diluted net income per share for the thirteen weeks ended April 1, 2018 and March 26, 2017 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Net income	$4,694	7,530

Weighted average number of common shares outstanding-basic	36,736	36,568

Weighted average dilutive effect of stock-based compensation	1,391	2,069

Weighted average number of common shares outstanding-diluted	38,127	38,637

Net income per share-basic	$0.13	0.21

Net income per share-diluted	$0.12	0.19

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(16)	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The Company’s effective income tax rates were 34.3% and 35.3% for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded a $0.8 million adjustment to previously recorded deferred tax assets during the thirteen weeks ended April 1, 2018. In addition, the effective income tax rates for the thirteen weeks ended April 1, 2018 and March 26, 2017 reflect the recognition of certain tax credits.

(17)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At April 1, 2018, there were 3.8 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

Stock option activity during the period indicated is as follows:

			Weighted
		Weighted	average	Aggregate
		average	remaining	intrinsic
	Number	exercise	contractual	value
	of shares	price	term	(in thousands)
Balance as of December 31, 2017	3,424,132	$5.29	5.3	$24,321
Granted	—
Exercised	(5,000)	2.03		65
Repurchased	—
Forfeited	(68,125)	17.34
Expired	—

Balance as of April 1, 2018	3,351,007	$5.05	3.7	$30,530

Exercisable as of April 1, 2018	2,223,394	$4.89	2.9	$20,129

In connection with a former executive’s departure from the Company during the thirteen weeks ended April 1, 2018, the Company modified each of the former executive’s outstanding stock option awards. In connection with the modification, the former executive will receive an additional 12 months of service credit for purposes of determining the vested status of his outstanding stock option awards and any vested stock options held by the former executive (including those vesting as a result of the additional service credit described above) will remain exercisable for one year following the conclusion of his employment. In connection with the acceleration of these restricted stock awards and the extension of the post-employment period during which the vested awards may be exercised, the Company recognized $0.5 million of incremental stock-based compensation expense during the thirteen weeks ended April 1, 2018.

As of April 1, 2018, there was $1.0 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 2.9 years. As of April 1, 2018, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

		Weighted
		average
		fair value
	Number	at grant
	of shares	date
Nonvested as of December 31, 2017	189,642	$17.25
Granted	—
Forfeited	(34,063)	17.34
Vested	(12,812)	17.42

Nonvested as of April 1, 2018	142,767	$17.21

In connection with a former executive’s departure from the Company during the thirteen weeks ended April 1, 2018, the Company modified each of the former executive’s outstanding restricted stock unit awards to accelerate the vesting of certain restricted stock units. The former executive will receive an additional 12 months of service credit for purposes of determining the vested status of his outstanding restricted stock unit awards. In connection with the acceleration of these restricted stock awards, the Company recognized $11 thousand of incremental stock-based compensation expense during the thirteen weeks ended April 1, 2018.

As of April 1, 2018, there was $1.7 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

(18)	Related Party Transactions

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

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing and franchise license fees. In addition, New Generation remits property and equipment sublease rent payments to the Company that are equal to the Company’s obligations pursuant to the underlying leases.

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

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended
		April 1,	March 26,
Related Party	Description	2018	2017
The Panthers	Marketing/sponsorship expense	$6	—
Tri-Arc	Marketing expense	18	18
JZF	Rent payments	49	48
MRE	Rent payments	95	75
CBM	Rent payments	25	25
MRMJ	Rent payments	15	15

The following tables present franchise royalty revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended
	April 1,	March 26,
Related Party	2018	2017
Cajun	$24	23
New Generation	156	142
Tri-Arc	1,313	1,246

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
	April 1,	December 31,
Related Party	2018	2017
The Panthers	$—	10
Cajun	11	11
New Generation	71	68
Tri-Arc	519	493

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

While we do not record sales by franchisees as revenues, and such sales are not included in our condensed consolidated financial statements, we believe that system-wide sales is important in obtaining an understanding of our financial performance. We believe system-wide sales information aids in understanding how we derive franchise royalty revenues and in evaluating our performance relative to competitors.

We adopted the new revenue recognition standard on January 1, 2018 using the full retrospective transition method, which resulted in restating each prior reporting period presented in the year of adoption. See Note 2, Revenue Recognition, to our condensed consolidated financial statements contained elsewhere in this Form 10-Q for further information.

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of April 1, 2018, have expanded our system-wide restaurants to 762 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $313.8 million of system-wide sales during the thirteen weeks ended April 1, 2018. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenues, franchise royalty and other franchise revenues, system-wide average unit volumes (“AUVs”), comparable restaurant sales, restaurant openings and net income. In addition, we also evaluate Adjusted Net Income and Adjusted Diluted Net Income per Share, EBITDA and Adjusted EBITDA, and company-operated restaurant contribution and company-operated restaurant contribution margin, which are considered to be non-GAAP financial measures.

Company-operated Restaurant Revenues

Company-operated restaurant revenues consists of sales of food and beverages in company-operated restaurants. Company-operated restaurant revenues in a period are influenced by several factors, including the number of operating weeks in such period, the number of open restaurants and comparable restaurant sales.

Seasonal factors cause our revenues to fluctuate from quarter to quarter. Our revenues per restaurant are typically lower in the first quarter. As a result, our quarterly and annual operating results and key performance indicators may fluctuate significantly.

Franchise Royalty and Other Franchise Revenues

Franchise royalty and other franchise revenues represents royalty income and initial and renewal franchise license fees. While we expect the majority of our total revenue growth will be driven by company-operated restaurants, our franchised restaurants and growth in franchise royalty and other franchise revenues remain an important part of our financial success.

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

	Trailing Twelve Months Ended
	April 1, 2018	March 26, 2017
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,758	1,805

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

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Comparable Restaurant Sales:
Company-operated	(1.8)%	(3.5)%
Franchised	0.2%	(0.5)%
Total system-wide	(0.6)%	(1.7)%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen weeks ended April 1, 2018:

	Thirteen Weeks Ended
	April 1, 2018
	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	439	325	764
Opened during the period	5	1	6
Closed during the period	(8)	—	(8)
Refranchised during the period	—	—	—

Restaurants at the end of the period	436	326	762

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen weeks ended April 1, 2018, our franchisees closed eight restaurants, none of which were relocations.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	April 1, 2018	March 26, 2017 (As Adjusted)
Net income	$4,694	7,530

Certain professional, transaction and other costs (a)	—	3
Payroll taxes associated with stock option exercises (b)	5	26
Executive separation expenses (c)	1,034	5
Modification of equity awards in connection with executive separation (d)	551	—
Adjustments to deferred tax assets associated with stock-based compensation (e)	802	—
Tax impact of adjustments (f)	(387)	(11)

Total adjustments	2,005	23

Adjusted Net Income	$6,699	7,553

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017 (As Adjusted)
Diluted net income per share	$0.12	0.19

Certain professional, transaction and other costs (a)	—	—
Payroll taxes associated with stock option exercises (b)	—	0.01
Executive separation expenses (c)	0.03	—
Modification of equity awards in connection with executive separation (d)	0.02	—
Adjustments to deferred tax assets associated with stock-based compensation (e)	0.02	—
Tax impact of adjustments (f)	(0.01)	—

Total adjustments	0.06	0.01

Adjusted Diluted Net Income per Share	$0.18	0.20

(a)	Includes public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(b)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.
(c)	Represents severance and legal fees associated with former executives departing the Company.
(d)	Represents net non-cash, stock-based compensation recorded in connection with the modification of certain equity awards associated with a former executive departing the Company.
(e)	In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded adjustments to previously recorded deferred tax assets. We could record similar adjustments in future periods if any of the compensation costs are ultimately deductible for income tax purposes.
(f)	Represents the income tax expense associated with the adjustments in (a) through (e) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	April 1, 2018	March 26, 2017 (As Adjusted)
Net income	$4,694	7,530
Income taxes	2,448	4,116
Interest expense, net	1,647	1,666
Depreciation and amortization (a)	4,246	4,051

EBITDA	13,035	17,363
Non-cash rent (b)	334	404
Stock-based compensation (c)	1,016	374
Payroll taxes associated with stock option exercises (d)	5	26
Preopening expenses (e)	101	375
Certain professional, transaction and other costs (f)	—	3
Executive separation expenses (g)	1,034	5
Impairment and dispositions (h)	826	332

Adjusted EBITDA	$16,351	18,882

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments, amortization of favorable (unfavorable) leases and closed store reserves for rent net of cash payments. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP, as well as continue to amortize favorable (unfavorable) leases and record closed store reserves.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other one-time projects.
(g)	Represents severance and legal fees associated with former executives departing the Company.
(h)	Includes (gain) loss on disposal of property and equipment and other, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future (gains) losses and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.

Company-operated Restaurant Contribution and Company-operated Restaurant Contribution Margin

Company-operated restaurant contribution and company-operated restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Company-operated restaurant contribution represents our operating income excluding the impact of franchise royalty revenues, franchise marketing and co-op advertising fund contribution revenues and associated costs, properties and equipment rental revenues, other franchise revenues, general and administrative expenses, costs associated with properties and equipment rentals, depreciation and amortization, impairment and (gain) loss on disposal of property and equipment and other. Company-operated restaurant contribution margin is defined as company-operated restaurant contribution as a percentage of company-operated restaurant revenues. Fluctuations in company-operated restaurant contribution and company-operated restaurant contribution margin can be attributed to changes in company-operated comparable restaurant sales, sales volumes of newly opened company-operated restaurants, and changes in company-operated restaurant food and supplies costs, company-operated restaurant labor costs and company-operated restaurant operating costs.

Company-operated restaurant contribution and company-operated restaurant contribution margin are supplemental measures of operating performance of our company-operated restaurants and our calculations thereof may not be comparable to those reported by other companies. Company-operated restaurant contribution excludes certain costs, such as general and administrative expenses, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our company-operated restaurants. Therefore, this measure may not provide a complete understanding of the operating results of Bojangles’ as a whole and company-operated restaurant contribution and company-operated restaurant contribution margin should be reviewed in conjunction with our GAAP financial results. Company-operated restaurant contribution and company-operated restaurant contribution margin have limitations as analytical tools, and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. We believe that company-operated restaurant contribution and company-operated restaurant contribution margin are important tools for investors as they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. We use company-operated restaurant contribution and company-operated restaurant contribution margin as key metrics to evaluate profitability and performance of our restaurants across periods and to evaluate our restaurant financial performance compared to our competitors.

A reconciliation of operating income to company-operated restaurant contribution is as follows:

		Thirteen Weeks Ended
(Dollar amounts in thousands)		April 1, 2018	March 26, 2017 (As Adjusted)
Operating income		$8,905	13,430
Less:	Franchise royalty revenues	(6,865)	(6,513)
	Franchise marketing and co-op advertising fund contribution revenues	(2,663)	(2,532)
	Properties and equipment rental revenues	(539)	—
	Other franchise revenues	(272)	(60)
Plus:	General and administrative	11,557	8,953
	Franchise marketing and co-op advertising fund costs	2,663	2,532
	Costs associated with properties and equipment rentals	421	—
	Depreciation and amortization	4,130	3,933
	Impairment	853	296
	(Gain) loss on disposal of property and equipment and other	(27)	22

Company-operated restaurant contribution		$18,163	20,061

Company-operated restaurant revenues		$127,153	124,783
Company-operated restaurant contribution margin		14.3%	16.1%

Key Financial Definitions

Total Revenues

Our revenues are derived from two primary sources: company-operated restaurant revenues and franchise revenues. Franchise revenues are comprised of franchise royalty revenues, franchise marketing and co-op advertising contribution revenues and, to a lesser extent, properties and equipment rental revenues, which include revenues from properties and equipment we lease or sublease to franchisees, and other franchise revenues, which include initial and renewal franchisee license fees. Prior to fiscal 2018, we recorded income from properties and equipment we lease or sublease to franchisees as a reduction to the associated rent expense since the amounts were not significant.

Franchise marketing and co-op advertising contribution revenues include contributions made by franchisees to marketing and co-op advertising funds managed by us and are generally calculated as a percentage of franchise restaurant sales.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs include the direct costs associated with food, beverage and packaging of our menu items at company-operated restaurants. The components of company-operated restaurant food and supplies are variable in nature, change with sales volume, are affected by menu mix and are subject to fluctuations in commodity costs.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs, including preopening labor, consist of company-operated restaurant-level management and hourly labor costs, including salaries, wages, payroll taxes, workers’ compensation expense, benefits and bonuses paid to our company-operated restaurant-level team members. Like other cost items, we expect company-operated restaurant labor costs to grow due to inflation and as our company-operated restaurant revenues grows. Factors that influence company-operated restaurant labor costs include minimum wage and employer payroll tax legislation, exempt versus non-exempt classification, a tightening labor market, employee turnover levels, health care costs and the performance of our restaurants. In addition, the Patient Protection and Affordable Care Act (“PPACA”) has increased health care costs for our restaurants, and we expect the PPACA will continue to result in increased health care costs for our restaurants in the future.

Overall labor inflation, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our company-operated restaurant labor costs. The Department of Labor (“DOL”) continues to consider regulations related to overtime and exempt versus non-exempt classification, and our company-operated restaurant labor costs could increase further if new regulations are adopted and implemented. In addition, our employee turnover, which results in inefficiencies and higher labor costs, increased significantly in fiscal 2017 at company-operated restaurants and could negatively impact the future performance of our company-operated restaurants.

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs include all other company-operated restaurant-level operating expenses, such as repairs and maintenance, utilities, credit and debit card processing, occupancy expenses and other restaurant operating costs. In addition, our advertising costs are included in company-operated restaurant operating costs and are comprised of our company-operated restaurants’ portion of spending on all advertising which includes, but is not limited to, television, radio, social media, billboards, point-of-sale materials, sponsorships, and creation of media, such as commercials and marketing campaigns.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the company-operated restaurant level. We expect that growth in company-operated restaurant count, as well as restaurant remodels, investments in technology and other initiatives, will increase company-operated restaurant depreciation and amortization.

Franchise Marketing and Co-op Advertising Costs

Franchise marketing and co-op advertising costs include our franchisees portion of marketing advertising expenses incurred in connection with the marketing and co-op advertising funds we manage.

Costs Associated with Properties and Equipment Rentals

Costs associated with properties and equipment rentals primarily consists of rental expense associated with properties and equipment leased or subleased to franchisees.

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

Results of Operations

Thirteen Weeks Ended April 1, 2018 Compared with the Thirteen Weeks Ended March 26, 2017

Our operating results for the thirteen weeks ended April 1, 2018 and March 26, 2017 are compared below:

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017 (As Adjusted)	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$127,153	$124,783	$2,370	1.9%
Franchise royalty revenues	6,865	6,513	352	5.4%
Franchise marketing and co-op advertising contribution revenues	2,663	2,532	131	5.2%
Properties and equipment rental revenues	539	—	539	n/m
Other franchise revenues	272	60	212	353.3%

Total revenues	137,492	133,888	3,604	2.7%

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	39,986	38,684	1,302	3.4%
Company-operated restaurant labor costs	37,465	36,347	1,118	3.1%
Company-operated restaurant operating costs	31,539	29,691	1,848	6.2%
Company-operated restaurant depreciation and amortization	3,465	3,208	257	8.0%
Franchise marketing and co-op advertising costs	2,663	2,532	131	5.2%
Costs associated with properties and equipment rentals	421	—	421	n/m

Total restaurant operating expenses	115,539	110,462	5,077	4.6%

Operating income before other operating expenses	21,953	23,426	(1,473)	(6.3)%

Other operating expenses:
General and administrative	11,557	8,953	2,604	29.1%
Depreciation and amortization	665	725	(60)	(8.3)%
Impairment	853	296	557	188.2%
(Gain) loss on disposal of property and equipment and other	(27)	22	(49)	(222.7)%

Total other operating expenses	13,048	9,996	3,052	30.5%

Operating income	8,905	13,430	(4,525)	(33.7)%
Amortization of deferred debt issuance costs	(116)	(118)	2	(1.7)%
Interest income	1	1	—	0.0%
Interest expense	(1,648)	(1,667)	19	(1.1)%

Income before income taxes	7,142	11,646	(4,504)	(38.7)%
Income tax expense	(2,448)	(4,116)	1,668	(40.5)%

Net income	$4,694	$7,530	$(2,836)	(37.7)%

n/m = not meaningful

Company-operated Restaurant Revenues

Company-operated restaurant revenues increased $2.4 million, or 1.9%, during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. The increase in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 12 company-operated restaurants at April 1, 2018 compared to March 26, 2017) accounting for $4.5 million, partially offset by a decrease in comparable company-operated restaurant sales of $2.1 million, or 1.8%, due to a decrease in transactions, partially offset by increases in mix and price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.4 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. The increase was primarily due to a net additional 22 franchised restaurants at April 1, 2018 compared to March 26, 2017 and an increase in franchised comparable restaurant sales of 0.2%.

Other Franchise Revenues

Other franchise revenues increased $0.2 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. The increase was primarily due to the recognition of the deferred revenue associated with franchise license fees related to franchised restaurants closed during the thirteen weeks ended April 1, 2018.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs increased $1.3 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. This increase was primarily driven by an increase in the number of company-operated restaurants. Company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues during the thirteen weeks ended April 1, 2018 was 31.4% versus 31.0% during the thirteen weeks ended March 26, 2017. This increase was primarily due to commodity inflation, partially offset by our menu price increases.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs increased $1.1 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company-operated restaurant revenues, company-operated restaurant labor costs increased to 29.5% during the thirteen weeks ended April 1, 2018 from 29.1% during the thirteen weeks ended March 26, 2017. This increase was primarily driven by an increase in direct labor and higher incentive compensation, partially offset by lower medical costs.

We expect that our company-operated restaurant labor costs will continue to rise due to the tightening labor market and increases in medical costs, as well as certain labor initiatives across company-operated restaurants, including service enhancements and increasing the number of full-time versus part-time team members. In addition, we expect that our company-operated restaurant labor costs will increase as a result of overall labor inflation and inefficiencies due to higher employee turnover. We may incur increased labor costs if the DOL were to propose new regulations and those regulations are adopted and implemented.

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs increased $1.8 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017, primarily due to an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant operating costs increased to 24.8% during the thirteen weeks ended April 1, 2018 from 23.8% during the thirteen weeks ended March 26, 2017. The increase was primarily due to higher occupancy costs and utilities.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization increased $0.3 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017, due primarily to the increased number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant depreciation and amortization was 2.7% and 2.6% during the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

General and Administrative Expenses

General and administrative expenses increased $2.6 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. The increase during the thirteen weeks ended April 1, 2018 was due primarily to $1.0 million of executive separation expenses, $0.6 million of higher stock-based compensation primarily associated with the modification of certain equity awards in connection with a former executive departing the Company and headcount added to support an increased number of restaurants in our system. As a percentage of total revenues, general and administrative expenses were 8.4% and 6.7% during the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation could increase in future periods upon the achievement of the performance metrics indicated in our incentive compensation plan.

Interest Expense

Interest expense during the thirteen weeks ended April 1, 2018 was flat compared to the thirteen weeks ended March 26, 2017. The decrease due to principal payments of $34.2 million on our long-term debt from March 27, 2017 to April 1, 2018 and lower interest expense associated with interest rate swaps was offset by increases in the LIBOR rate and our applicable rate under our Credit Agreement.

Income Taxes

Income taxes decreased $1.7 million during the thirteen weeks ended April 1, 2018 compared to the thirteen weeks ended March 26, 2017. Our effective income tax rates were 34.3% and 35.3% during the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded a $0.8 million adjustment to previously recorded deferred tax assets during the thirteen weeks ended April 1, 2018. In addition, the effective income tax rates for the thirteen weeks ended April 1, 2018 and March 26, 2017 reflect the recognition of certain tax credits.

Contractual Obligations

During the thirteen weeks ended April 1, 2018, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than those made in the ordinary course of business.

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

Except for the adoption of the new revenue recognition standard (as noted below), there have been no material changes to our critical accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new single comprehensive model for entities to use in accounting for revenue arising from contracts with customers (“ASC 606”). We adopted this new guidance on January 1, 2018. See Note 2, Revenue Recognition, to our condensed consolidated financial statements contained elsewhere in this Form 10-Q for further information about our transition to this new revenue recognition model using the full retrospective transition method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2016-02 on December 31, 2018, which is the first day of our fiscal year 2019. A modified retrospective transition was previously required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In March 2018, the FASB approved an optional transition method that permits an entity to use its effective date as the date of initial application. We expect that ASU 2016-02 will have a material effect on our consolidated financial statements. While we are continuing to assess which transition method will be elected and the overall impact of adoption, we currently believe the most significant changes relate to (1) the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for real estate and equipment operating leases and (2) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that we will lease when construction is complete. We are also reviewing other arrangements that could contain embedded lease arrangements to be considered under ASU 2016-02.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 provides companies the option to reclassify from accumulated other comprehensive income to retained earnings the income tax effects arising from the change in the United States federal corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. We adopted ASU 2018-02 during the first quarter of fiscal 2018, which resulted in a $0.1 million reclassification that increased accumulated other comprehensive income and decreased retained earnings.

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

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are new company-operated restaurants, existing restaurant capital investments (remodels and maintenance), information technology investments, principal and interest payments on our term debt and capital lease obligations, operating lease obligations, share repurchases, working capital and general corporate needs. Our customers pay primarily for their purchases in cash or by payment card (credit or debit) at the time of sale. Therefore, we are able to sell many of our inventory items before we have to pay our suppliers for such items. Our restaurants do not require significant inventories or receivables. We do have accounts receivable from our franchisees which are primarily related to royalty revenues, as well as from certain vendors.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
	April 1, 2018	March 26, 2017
Net cash provided by (used in)
Operating activities	$16,095	$14,236
Investing activities	(1,815)	(3,001)
Financing activities	(8,948)	(3,720)

Net increase in cash	$5,332	$7,515

Operating Activities

Net cash provided by operating activities increased from $14.2 million during the thirteen weeks ended March 26, 2017 to $16.1 million during the thirteen weeks ended April 1, 2018. The increase was primarily attributable to lower working capital needs related to accounts payable and incentive compensation during the thirteen weeks ended April 1, 2018, as well as an increase in franchise royalty revenues, partially offset by a decline in cash generated from our operations.

Investing Activities

Net cash used in investing activities decreased from $3.0 million during the thirteen weeks ended March 26, 2017 to $1.8 million during the thirteen weeks ended April 1, 2018. The decline was attributable to lower purchases of property and equipment, including expenditures related to new company-operated restaurants and our technology initiatives, partially offset by an increase in expenditures related to remodeled company-operated restaurants.

Financing Activities

Net cash used in financing activities increased from $3.7 million during the thirteen weeks ended March 26, 2017 to $8.9 million during the thirteen weeks ended April 1, 2018. This increase was primarily due to $2.9 million of our common stock repurchased under our share repurchase program, $1.9 million of higher principal payments on long-term debt, $0.3 million of higher principal payments on capital lease obligations, $0.2 million of lower proceeds from the exercise of stock options and $0.1 million of payments for withholding taxes related to net share settlement of equity awards.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. On December 20, 2017, we further amended the Credit Agreement to, among other things, extend its maturity date to December 20, 2022 and increase the revolving line of credit from up to $25.0 million to up to $50.0 million. We had $121.1 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of April 1, 2018.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of April 1, 2018, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 4.13%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures and our ability to pay dividends. We were in compliance with all of the covenants under our Credit Agreement as of April 1, 2018.

Hedging Arrangements

In connection with our Credit Agreement, we have a variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of April 1, 2018. On October 26, 2015, we entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Share Repurchase Program

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit. We repurchased 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through April 1, 2018, we repurchased an additional 0.2 million shares at a total cost of $2.9 million. As of April 1, 2018, up to $45.1 million of our common stock remains available for purchase under the program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage directly affect our labor costs and the PPACA increased our health insurance costs beginning in fiscal 2015. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increase in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of April 1, 2018, we had outstanding borrowings of $121.1 million under our credit facility. As of April 1, 2018, $50.0 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the LIBOR component of the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

Interest rate risk is highly sensitive due to many factors, including United States monetary and tax policies, United States and international economic factors and other factors beyond our control. Our credit facility debt has floating interest rates. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt. However, we seek to mitigate our floating interest rate risk on our credit facility long-term debt by entering into fixed pay interest rate derivatives on a portion of the credit facility long-term debt, as discussed above under “Debt and Other Obligations—Hedging Arrangements”.

Commodity Market Risk

We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements contain risk management techniques designed to minimize price volatility. The purchasing contracts and pricing arrangements we use may result in unconditional purchase obligations, which are not reflected in our consolidated balance sheets. Typically, we use these types of purchasing techniques to control costs as an alternative to directly managing financial instruments to hedge commodity prices. In many cases, we believe we will be able to address material commodity cost increases by adjusting our menu pricing, promotional mix, or changing our product delivery strategy. However, increases in commodity prices, without adjustments to our menu prices, could increase company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues and customers may react negatively to increases in our menu prices which could adversely impact customer traffic and revenues.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 44% of our total franchise royalty revenues for the thirteen weeks ended April 1, 2018 and March 26, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 42% of our gross royalty and franchise fee accounts receivable as of both April 1, 2018 and December 31, 2017. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of April 1, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. Repurchased shares have been accounted for as treasury stock. The table below shows the repurchases made under the share repurchase program during the first quarter of fiscal 2018.

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value
			Part of	of Shares
			Publicly	that May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid	Plans or	the Plans or
Period	Purchased	Per Share(1)	Programs	Programs
January 1, 2018 – January 28, 2018	71,700	$11.96	71,700	$47.1 million
January 29, 2018 – February 25, 2018	168,220	$11.87	168,220	$45.1 million
February 26, 2018 – April 1, 2018	—	—	—	$45.1 million

Fiscal Quarter ended April 1, 2018	239,920	$11.90	239,920	$45.1 million

(1)	The average price paid per share does not include the cost of commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1 #	Separation and Release Agreement, dated March 5, 2018, by and between Bojangles’ Restaurants, Inc. and Clifton Rutledge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2018).

10.2 #	Letter Agreement, dated March 5, 2018, by and between Bojangles’ Restaurants, Inc. and James R. Kibler (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 5, 2018).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)