Form 10-Q
period 2018-07-01
Bojangles', Inc.
filed 2018-08-02
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018

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

As of July 30, 2018, there were 36,877,808 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC. AND SUBSIDIARIES

INDEX

		Page

	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017 (Unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-six weeks ended July 1, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 1, 2018 and June 25, 2017 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	47

Item 6.	Exhibits	47

	Signature	48

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

You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	our vulnerability to changes in consumer preferences and economic conditions;

•	our ability to open restaurants in new and existing markets and expand our franchise system;

•	our ability to successfully effect our restaurant portfolio optimization program on a timely basis;

•	our ability to generate comparable restaurant sales growth;

•	our restaurants and our franchisees’ restaurants may close due to financial or other difficulties;

•	new menu items, advertising campaigns, changes in discounting strategy, technology initiatives and restaurant designs and remodels may not generate increased sales or profits;

•	anticipated future restaurant openings may be delayed or cancelled;

•	increases in the cost of chicken, pork, dairy, wheat, corn and other products;

•	our ability to compete successfully with other quick-service and fast-casual restaurants, including new entrants to the breakfast market and those newly expanding their breakfast menus for all day availability and those expanding their chicken menu items;

•	our reliance on our franchisees, who may be adversely impacted by economic conditions and who may incur financial hardships, be unable to obtain credit, need to close their restaurants or declare bankruptcy;

•	our ability to support our franchise system;

•	our limited degree of control over the actions of our franchisees;

•	our potential responsibility for certain acts of our franchisees;

•	our vulnerability to conditions in the Southeastern United States;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illnesses, including adverse public perception due to the occurrence of avian flu, swine flu or other food-borne illnesses, such as salmonella, E. coli or others;

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

ii

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

•	the adverse impact of economic conditions on our operating results and financial condition, on our ability to comply with the terms and covenants of our debt agreements and on our ability to pay or to refinance our existing debt or to obtain additional financing;

•	our ability to protect our name and logo and other intellectual property;

•	loss of the abilities, experience and knowledge of our existing directors and officers;

•	matters relating to employment and labor laws;

•	labor shortages or increases in labor costs;

•	the impact of litigation, including wage and hour class action lawsuits;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	the impact of federal, state or local government regulations relating to the preparation and sale of food, zoning and building codes, employee wages and benefits, and environmental and other matters;

•	the fact that we are considered a “controlled company” and exempt from certain corporate governance rules primarily relating to board independence, and we may use some or all of these exemptions;

•	the fact that we are a holding company with no operations and will rely on our operating subsidiaries to provide us with funds;

•	the timing and the number of shares of our common stock purchased under our share repurchase program;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	changes in accounting standards.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	July 1, 2018	December 31, 2017 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$15,669	14,052
Accounts and vendor receivables, net of allowance for doubtful accounts of $646 and $289	5,478	5,863
Accounts receivable, related parties, net of allowance for doubtful accounts of $29 and $28	545	553
Inventories, net	2,787	3,619
Other current assets	6,275	2,408

Total current assets	30,754	26,495
Property and equipment, net	36,842	49,423
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	20,505	23,146
Favorable leases, net	550	688
Other noncurrent assets	4,262	4,076

Total assets	$544,553	555,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,068	12,956
Accrued expenses	23,154	17,797
Current maturities of capital lease obligations	8,580	8,502
Other current liabilities	2,021	934

Total current liabilities	43,823	40,189
Long-term debt, less current maturities and deferred debt issuance costs, net	106,680	123,376
Deferred income taxes	68,000	70,210
Capital lease obligations, less current maturities	19,585	22,434
Other noncurrent liabilities	17,610	17,232

Total liabilities	255,698	273,441

Commitments and contingencies (notes 3, 13 and 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both July 1, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 37,288 shares issued and 36,878 shares outstanding as of July 1, 2018 and 37,069 shares issued and 36,899 shares outstanding as of December 31, 2017	373	370
Treasury stock, 410 and 170 shares at cost as of July 1, 2018 and December 31, 2017, respectively	(4,859)	(2,000)
Additional paid-in capital	131,320	128,895
Retained earnings	161,337	154,306
Accumulated other comprehensive income	684	456

Total stockholders’ equity	288,855	282,027

Total liabilities and stockholders’ equity	$544,553	555,468

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017 (As Adjusted)	July 1, 2018	June 25, 2017 (As Adjusted)
Revenues:
Company-operated restaurant revenues	$129,956	127,058	$257,108	251,841
Franchise royalty revenues	7,138	6,978	14,003	13,491
Franchise marketing and co-op advertising contribution revenues	2,792	2,725	5,455	5,257
Properties and equipment rental revenues	547	—	1,086	—
Other franchise revenues	71	64	343	125

Total revenues	140,504	136,825	277,995	270,714

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	40,719	39,998	80,706	78,683
Company-operated restaurant labor costs	38,529	36,937	75,994	73,284
Company-operated restaurants operating costs	31,343	29,741	62,881	59,432
Company-operated restaurant depreciation and amortization	3,464	3,374	6,928	6,581
Franchise marketing and co-op advertising costs	2,792	2,725	5,455	5,257
Costs associated with properties and equipment rentals	295	—	716	—

Total restaurant operating expenses	117,142	112,775	232,680	223,237

Operating income before other operating expenses	23,362	24,050	45,315	47,477

Other operating expenses:
General and administrative	9,946	9,817	21,503	18,770
Depreciation and amortization	665	753	1,330	1,478
Impairment	4,832	700	5,685	996
Refranchising and related asset write-downs	3,346	—	3,346	—
Gain on disposal of property and equipment and other	(65)	(125)	(92)	(104)

Total other operating expenses	18,724	11,145	31,772	21,140

Operating income	4,638	12,905	13,543	26,337
Amortization of deferred debt issuance costs	(188)	(176)	(304)	(294)
Interest income	—	12	1	13
Interest expense	(1,581)	(1,614)	(3,229)	(3,281)

Income before income taxes	2,869	11,127	10,011	22,775
Income tax expense	(434)	(2,681)	(2,882)	(6,799)

Net income	2,435	8,446	7,129	15,976

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax (expense) benefit of $(3), $48, $(41) and $(2)	10	(79)	130	4

Comprehensive income	$2,445	8,367	$7,259	15,980

Net income per share:
Basic	$0.07	0.23	$0.19	0.44

Diluted	$0.06	0.22	$0.19	0.41

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Twenty-Six Weeks Ended July 1, 2018

(Unaudited)

(in thousands)

						Accumulated
				Additional		other	Total
	Common stock		Treasury	paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	Stock	capital	earnings	income	equity
Balance as of December 31, 2017 (As Adjusted)	36,899	$370	(2,000)	128,895	154,306	456	282,027
Net income	—	—	—	—	7,129	—	7,129
Change in fair value on interest rate swaps, net of income tax expense of $41	—	—	—	—	—	130	130
Reclassification of certain tax effects due to adoption of ASU 2018-02	—	—	—	—	(98)	98	—
Stock option exercises	168	2	—	1,254	—	—	1,256
Common stock repurchases	(240)	—	(2,859)	—	—	—	(2,859)
Vesting of restricted stock units	51	1	—	(226)	—	—	(225)
Stock-based compensation	—	—	—	1,397	—	—	1,397

Balance as of July 1, 2018	36,878	$373	(4,859)	131,320	161,337	684	288,855

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017 (As Adjusted)

Cash flows from operating activities:
Net income	$7,129	15,976
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(2,251)	(280)
Depreciation and amortization	8,258	8,059
Amortization of deferred debt issuance costs	304	294
Impairment	5,685	996
Gain on disposal of property and equipment and other	(92)	(104)
Provision for doubtful accounts	410	16
Benefit for inventory spoilage	(30)	(2)
Asset write-downs related to refranchising	3,318	—
Stock-based compensation	1,397	681
Changes in operating assets and liabilities	3,194	(1,551)

Net cash provided by operating activities	27,322	24,085

Cash flows from investing activities:
Purchases of property and equipment	(2,882)	(6,472)
Proceeds from disposition of property and equipment	40	41
Proceeds from capital lease subleases	116	—

Net cash used in investing activities	(2,726)	(6,431)

Cash flows from financing activities:
Principal payments on long-term debt	(17,000)	(14,132)
Stock option exercises	1,256	1,035
Vesting of restricted stock units	(225)	(103)
Purchases of treasury stock	(2,859)	—
Principal payments on capital lease obligations	(4,151)	(3,587)

Net cash used in financing activities	(22,979)	(16,787)

Net increase in cash and cash equivalents	1,617	867
Cash and cash equivalents balance, beginning of fiscal period	14,052	13,898

Cash and cash equivalents balance, end of fiscal period	$15,669	14,765

Supplemental cash flow disclosures:
Cash paid for interest	$3,234	3,258
Cash paid for income taxes	4,167	8,485
Assets acquired under capital leases	1,541	4,679
Net change in assets under financing obligations	1,075	554
Reduction of capital lease obligations upon return of assets	104	102

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of July 1, 2018, there were 325 company-operated restaurants, 62 related party franchised restaurants, and 379 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended July 1, 2018:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2018			July 1, 2018
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	436	326	762	439	325	764
Opened during the period	3	2	5	8	3	11
Closed during the period	—	(1)	(1)	(8)	(1)	(9)
Refranchised during the period	2	(2)	—	2	(2)	—

Restaurants at the end of the period	441	325	766	441	325	766

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and twenty-six weeks ended July 1, 2018, our franchisees closed 0 and 8 restaurants, respectively, none of which were relocations. During both the thirteen and twenty-six weeks ended July 1, 2018, the Company closed 1 restaurant which was a relocation.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 31, 2017. Certain previously reported amounts as of December 31, 2017 and for the thirteen and twenty-six weeks ended June 25, 2017 have been recast to reflect the financial results of the Company in accordance with the new revenue recognition standard. See Note 2 for further discussion.

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

Franchise royalty revenues represents sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement. Continuing franchise royalty revenues are based on a percentage of monthly sales, generally ranging from 3% to 4% for franchisees operating within the United States of America and 5% for franchisees with operations in other countries, and are recognized on the accrual basis as franchise sales occur. In certain circumstances, the Company may reduce or waive franchise license fees and/or the franchise royalty percentage for a period of time.

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

Deferred revenue, balance as of December 31, 2017	$4,662
Revenue recognized that was included in the deferred revenue balance as of December 31, 2017	(340)
Revenue recognized that was not included in the deferred revenue balance as of December 31, 2017	(3)
Increase due to cash received, excluding amounts recognized as revenue during the period	205

Deferred revenue, balance as of July 1, 2018	4,524
Less current portion of deferred revenue, balance as of July 1, 2018	(288)

Non-current portion of deferred revenue, balance as of July 1, 2018	$4,236

Estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 1, 2018 are as follows (in thousands):

For the fiscal year ended:
2018	$144
2019	288
2020	288
2021	284
2022	273
Thereafter	3,247

Total	$4,524

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

The adoption of ASU 2014-09 resulted in a cumulative effect adjustment of $2.1 million and $1.8 million to reduce the opening balance of retained earnings as of the first day of fiscal year 2017 and fiscal year 2016, respectively. Additionally, the adoption of ASU 2014-09 impacted the Company’s reported results as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended June 25, 2017
	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Franchise marketing and co-op advertising contribution revenues	$—	2,725	2,725
Other franchise revenues	338	(274)	64
Franchise marketing and co-op advertising costs	—	2,725	2,725
Income tax benefit (expense)	(2,784)	103	(2,681)
Net income	8,617	(171)	8,446
Net income per diluted share	0.22	—	0.22

	Twenty-Six Weeks Ended June 25, 2017
	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Franchise marketing and co-op advertising contribution revenues	$—	5,257	5,257
Other franchise revenues	538	(413)	125
Franchise marketing and co-op advertising costs	—	5,257	5,257
Income tax benefit (expense)	(6,954)	155	(6,799)
Net income	16,234	(258)	15,976
Net income per diluted share	0.42	(0.01)	0.41

Condensed Consolidated Statement of Cash Flows
Net income	$16,234	(258)	15,976
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(125)	(155)	(280)
Changes in operating assets and liabilities	(1,964)	413	(1,551)

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Other current liabilities	$651	283	934
Deferred income taxes	71,190	(980)	70,210
Other noncurrent liabilities	13,458	3,774	17,232
Retained earnings	157,383	(3,077)	154,306

(3)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Term Loan, due December 20, 2022	$108,101	125,101
Revolving line of credit, due December 20, 2022	—	—

Total long-term debt	108,101	125,101
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(1,421)	(1,725)

Long-term debt, less current maturities and deferred debt issuance costs, net	$106,680	123,376

	July 1, 2018	December 31, 2017
Deferred debt issuance costs	$5,452	5,452
Less accumulated amortization	(4,031)	(3,727)

Deferred debt issuance costs, net	$1,421	1,725

(a)	Term Loan and Revolving Line of Credit

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

As of July 1, 2018, there were outstanding balances under the term loan in one-month Eurodollar loans of $108.1 million, all of which were accruing interest at a rate of approximately 4.34%. As of December 31, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $125.1 million, all of which were accruing interest at a rate of approximately 3.82%.

As of July 1, 2018 and December 31, 2017, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of July 1, 2018.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

In connection with the Credit Agreement, as of July 1, 2018, the Company had one variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On October 26, 2015, the Company entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	July 1, 2018	December 31, 2017
Opening balance, accumulated other comprehensive income	$456	246
Reclassification of certain tax effects due to adoption of ASU 2018-02	98	—
Unrealized gain from effective interest rate swap, net of income tax expense of $41 and $126	130	210

Ending balance, accumulated other comprehensive income	$684	456

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(4)	Restaurant Portfolio Optimization

During fiscal 2018, the Company initiated a plan to review its restaurant portfolio. The restaurant portfolio optimization program included identifying certain of its company-operated restaurants which may be refranchised and certain of its underperforming company-operated restaurants which would be closed.

During the thirteen weeks ended July 1, 2018, the Company refranchised two company-operated restaurants to an existing franchisee. In connection with this refranchising, the Company recorded a gain of $0.1 million which is included in Refranchising and related asset write-downs on the condensed consolidated statements of operations.

The Company expects to refranchise approximately 30 company-operated restaurants to another existing franchisee. The transaction, which remains subject to final negotiation and execution of a definitive sale and purchase agreement, due diligence and customary closing conditions, is expected to close during the second half of fiscal 2018. In anticipation of the expected refranchising, the Company reclassified $3.5 million of assets related to these company-operated restaurants to assets held for sale, which is included in Other current assets on the condensed consolidated balance sheets. The Company determined that no goodwill should be allocated to the disposal group. As a result of the reclassification, the Company recorded an impairment charge of $3.4 million during the thirteen weeks ended July 1, 2018, representing the write-down of the assets to their estimated fair value, which is included in Refranchising and related asset write-downs on the condensed consolidated statements of operations. The $3.4 million impairment associated with the asset write-down was comprised of $2.1 million related to franchise rights and $1.3 million related to property and equipment. These fair value measurements were based on Level 3 inputs. In addition, the Company expects to record a closed store obligation of approximately $4.0 million to $5.0 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income from the franchisee.

Subsequent to July 1, 2018, the Company’s board of directors approved a plan to close approximately ten underperforming company-operated restaurants. The Company expects to close these restaurants during the third quarter of fiscal 2018. Accordingly, the Company expects to record a closed store obligation of approximately $12.0 million to $15.0 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income. The carrying value of the assets related to these company-operated restaurants was $0 as of July 1, 2018.

(5)	Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Cash and cash equivalents, accounts and vendor receivables, other assets (excluding derivatives and assets held for sale), notes payable to financial institutions, trade accounts payable, and accrued expenses (nonderivatives): The carrying amounts, at face value or cost plus accrued interest, approximate fair value because of the short maturity of these instruments.

•	Investments for nonqualified deferred compensation plan: Investments for the nonqualified deferred compensation plan are comprised of investments held in a rabbi trust. These investments consist of money market funds and mutual funds and the fair value measurements are derived using quoted prices in active markets for the specific funds which are based on Level 1 inputs of the fair value hierarchy.

•	Interest rate swaps: Our interest rate swap is valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. There was one interest rate swap outstanding as of July 1, 2018.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of July 1, 2018:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,477	2,477	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	902	—	902	—
Fair value measurement as of December 31, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,507	2,507	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	730	—	730	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the twenty-six weeks ended July 1, 2018.

(6)	Other Current Assets

Other current assets consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Prepaid expenses	$2,110	815
Income taxes refundable	626	1,593
Assets held for sale	3,539	—

Other current assets	$6,275	2,408

Assets held for sale consists primarily of inventory and property and equipment to be disposed of in connection with refranchisings, which the Company expects to close during the second half of fiscal 2018.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(7)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	July 1, 2018	December 31, 2017
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	19,476	20,934
Computer hardware and software	Up to 5 years	10,723	12,021
Leasehold improvements	Up to 20 years	28,547	29,877
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	27,084	34,597
Capital leases, vehicles	Lesser of lease term or 5 years	3,784	3,578
Construction-in-progress	—	2,095	1,874

Total		102,834	114,006
Less:
Accumulated depreciation		(42,083)	(40,855)
Accumulated amortization		(23,909)	(23,728)

Property and equipment, net		$36,842	49,423

Depreciation and amortization expense related to property and equipment was $3.9 million for each of the thirteen weeks ended July 1, 2018 and June 25, 2017, and $7.7 million and $7.5 million for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

During the thirteen weeks ended July 1, 2018 and June 25, 2017, the Company recognized long-lived asset impairment charges of $4.8 million and $0.7 million, respectively, and during the twenty-six weeks ended July 1, 2018 and June 25, 2017, the Company recognized long-lived asset impairment charges of $5.7 million and $1.0 million, respectively. Impairment charges resulted primarily from the carrying value of company-operated restaurant assets exceeding the estimated fair market value. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. Fair value is generally determined based on appraisals or sales prices of comparable assets and estimates of future cash flows.

The reduction in Property and equipment, net during fiscal 2018 also reflects a $1.3 million impairment related to the write-down of assets in connection with the expected refranchising of company-operated restaurants (see Note 4 for additional details).

(8)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	July 1, 2018	December 31, 2017
Franchise rights, including reacquired franchise rights	$26,640	29,623
Less accumulated amortization	(6,135)	(6,477)

Franchise rights, net	$20,505	23,146

Amortization expense related to franchise rights was $0.3 million during each of the thirteen weeks ended July 1, 2018 and June 25, 2017, and $0.5 million during each of the twenty-six weeks ended July 1, 2018 and June 25, 2017. The reduction in Franchise rights, net during fiscal 2018 also reflects a $2.1 million write-down in connection with the expected refranchising of company-operated restaurants (see Note 4 for additional details).

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(9)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Investments for nonqualified deferred compensation plan	$2,477	2,507
Interest rate swap asset	902	730
Other noncurrent assets	883	839

Other noncurrent assets	$4,262	4,076

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Payroll & related	$9,817	8,765
Sales and property taxes	6,088	3,388
Gift cards and virtual wallet	786	1,091
Utilities	1,446	1,402
Occupancy	357	354
Interest	298	302
Bank fees	731	731
Other	3,631	1,764

Accrued expenses	$23,154	17,797

(11)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Financing obligations under build-to-suit transactions	$1,605	530
Closed store obligation	128	121
Deferred revenue	288	283

Other current liabilities	$2,021	934

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(12)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	July 1, 2018	December 31, 2017
Deferred rents	$9,645	8,963
Unfavorable lease liability, net	1,125	1,258
Deferred compensation	2,477	2,507
Deferred revenue	4,236	4,379
Closed store obligation	10	125
Other noncurrent liabilities	117	—

Other noncurrent liabilities	$17,610	17,232

Deferred revenue includes franchise license and development fees that have been received, but for which the Company has not completed its performance obligations under these franchise agreements; therefore, revenue has not been recognized.

(13)	Commitments and Contingencies

(a)	Litigation

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 43% of the Company’s total franchise royalty revenues for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and approximately 45% and 43% of the Company’s total franchise royalty revenues for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 40% and 42% of the Company’s gross royalty and franchise fee accounts receivable as of July 1, 2018 and December 31, 2017, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(14)	Stockholders’ Equity

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. The Company acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017 and an additional 0.2 million shares at a total cost of $2.9 million during the first twenty-six weeks of fiscal 2018. As of July 1, 2018, up to $45.1 million of the Company’s common stock remains available for purchase under the program.

(15)	Leases

On May 10, 2018, the Company entered into an agreement with a financial institution providing for up to $2.8 million for leasing of equipment, which is scheduled to expire on June 30, 2019. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the average of two- and three-year interest rate swap rates as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

On May 31, 2018, the Company entered into an agreement with another financial institution providing for up to $5.0 million of leasing capacity, which is scheduled to expire on June 1, 2019. Under this leasing arrangement, each of the scheduled leases has a 60-month term, a fixed interest rate equal to the interest rate swap for a 2.61 year weighted average life as published by the Bloomberg Swap report on the lease commencement date for the specific equipment project plus 300 basis points, and a bargain purchase option at the end of the lease of $1. As a result of the bargain purchase option, the Company has classified the leases under this leasing arrangement as capital leases.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(16)	Net Income per Share

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017.

Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computations of basic and diluted net income per share for the thirteen and twenty-six weeks ended July 1, 2018 and June 25, 2017 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Net income	$2,435	8,446	7,129	15,976

Weighted average number of common shares outstanding-basic	36,750	36,701	36,743	36,634

Weighted average dilutive effect of stock-based compensation	1,486	1,887	1,443	1,964

Weighted average number of common shares outstanding-diluted	38,236	38,588	38,186	38,598

Net income per share-basic	$0.07	0.23	0.19	0.44

Net income per share-diluted	$0.06	0.22	0.19	0.41

(17)	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%. The Company’s effective income tax rates were 15.1% and 24.1% for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The effective income tax rates for the thirteen weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of certain tax credits. In addition, the effective income tax rates for the thirteen weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of $28 thousand and $1.1 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

The Company’s effective income tax rates were 28.8% and 29.9% for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, the Company recorded a $0.8 million adjustment to previously recorded deferred tax assets during the twenty-six weeks ended July 1, 2018. The effective income tax rates for the twenty-six weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of certain tax credits. In addition, the effective income tax rates for the twenty-six weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of $42 thousand and $1.3 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

(18)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At July 1, 2018, there were 3.4 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2017	3,424,132	$5.29	5.3	$24,321
Granted	253,500	14.90
Exercised	(168,073)	7.47		1,348
Repurchased	—
Forfeited	(68,125)	17.34
Expired	—

Balance as of July 1, 2018	3,441,434	$5.66	4.0	$31,106

Exercisable as of July 1, 2018	2,128,502	$5.07	3.0	$20,234

On June 8, 2018, the Company granted a total of 253,500 stock options to certain employees of the Company to purchase shares of its common stock at a price of $14.90 per share. The fair value of the stock options on the date of the grant was $4.70 per share. The stock options will vest in equal annual installments over four years, subject to the employees’ continued service to the Company.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate. Volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The assumptions used for grants made during the twenty-six weeks ended July 1, 2018 are as follows:

Expected dividend yield	0%
Expected volatility	24.98%
Expected term	6.25 years
Risk-free interest rate	2.84%

In connection with a former executive’s departure from the Company during the first quarter of fiscal 2018, the Company modified each of the former executive’s outstanding stock option awards. In connection with the modification, the former executive received an additional 12 months of service credit for purposes of determining the vested status of his outstanding stock option awards and any vested stock options held by the former executive (including those vesting as a result of the additional service credit described above) will remain exercisable for one year following the conclusion of his employment. In connection with the acceleration of these restricted stock awards and the extension of the post-employment period during which the vested awards may be exercised, the Company recognized $0.5 million of incremental stock-based compensation expense during the twenty-six weeks ended July 1, 2018.

As of July 1, 2018, there was $2.1 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 3.4 years. As of July 1, 2018, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 31, 2017	189,642	$17.25
Granted	155,269	14.90
Forfeited	(34,063)	17.34
Vested	(65,906)	17.13

Nonvested as of July 1, 2018	244,942	$15.78

On June 8, 2018, the Company granted a total of 126,750 restricted stock units to certain employees of the Company. The restricted stock units will vest in equal annual installments over four years, subject to the employees’ continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

On June 8, 2018, the Company granted 3,355 restricted stock units to each of its six non-employee directors who are not affiliated with Advent International Corporation and 8,389 restricted stock units to a director who is serving as the Company’s interim president and interim chief executive officer. The restricted stock units will vest on the date of the Company’s next annual meeting, subject to the directors’ continued service to the Company. Vested shares will be delivered within ten days of the vesting date of such restricted stock unit.

In connection with a former executive’s departure from the Company during the first quarter of fiscal 2018, the Company modified each of the former executive’s outstanding restricted stock unit awards to accelerate the vesting of certain restricted stock units. The former executive received an additional 12 months of service credit for purposes of determining the vested status of his outstanding restricted stock unit awards. In connection with the acceleration of these restricted stock awards, the Company recognized $11 thousand of incremental stock-based compensation expense during the twenty-six weeks ended July 1, 2018.

As of July 1, 2018, there was $3.8 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.1 years.

(19)	Related Party Transactions

As of July 1, 2018, Panthers Football, LLC (“The Panthers”) was owned by family members of certain indirect stockholders of the Company. The Company has a marketing and sponsorship agreement with The Panthers. Subsequent to July 1, 2018, The Panthers were sold to a non-related party of the Company.

Cajun Jack’s, LLC (“Cajun”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. Cajun is a franchisee of the Company. Cajun remits payments to the Company for royalties, marketing, and franchise license fees.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

New Generation Foods, LLC (“New Generation”) is owned by family members of certain indirect stockholders and a member of the board of directors of the Company. New Generation is a franchisee of the Company. New Generation remits payments to the Company for royalties, marketing, and franchise license fees. In addition, New Generation remits property and equipment sublease payments to the Company that are equal to the Company’s obligations pursuant to the underlying leases.

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

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
Related Party	Description	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
The Panthers	Marketing/sponsorship expense	$—	—	$6	—
Tri-Arc	Marketing expense	18	18	36	36
JZF	Rent payments	71	79	120	127
MRE	Rent payments	92	76	187	152
CBM	Rent payments	25	25	50	50
MRMJ	Rent payments	15	15	30	30

The following tables present franchise royalty revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	June 25,	July 1,	June 25,
Related Party	2018	2017	2018	2017
Cajun	$26	25	$50	48
New Generation	162	150	317	292
Tri-Arc	1,350	1,317	2,664	2,562

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	July 1, 2018	December 31, 2017
The Panthers	$—	10
Cajun	11	11
New Generation	70	68
Tri-Arc	493	493

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of July 1, 2018, have expanded our system-wide restaurants to 766 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $326.3 million and $640.1 million of system-wide sales during the thirteen and twenty-six weeks ended July 1, 2018, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Restaurant Portfolio Optimization

During fiscal 2018, we initiated a plan to review our restaurant portfolio. The restaurant portfolio optimization program included identifying certain of our company-operated restaurants which may be refranchised and certain of our underperforming company-operated restaurants which would be closed.

During the thirteen weeks ended July 1, 2018, we refranchised two company-operated restaurants to an existing franchisee. In connection with this refranchising, we recorded a gain of $0.1 million, which is included in Refranchising and related asset write-downs on the condensed consolidated statements of operations.

We also expect to refranchise approximately 30 company-operated restaurants to another existing franchisee. The transaction, which remains subject to final negotiation and execution of a definitive sale and purchase agreement, due diligence and customary closing conditions, is expected to close during the second half of fiscal 2018. In anticipation of the expected refranchising, we reclassified $3.5 million of assets related to these company-operated restaurants to assets held for sale, which is included in Other current assets on the condensed consolidated balance sheets. We determined that no goodwill should be allocated to the disposal group. As a result of the reclassification, we recorded an impairment charge of $3.4 million during the thirteen weeks ended July 1, 2018, representing the write-down of the assets to their estimated fair value, which is included in Refranchising and related asset write-downs on the condensed consolidated statements of operations. The $3.4 million impairment associated with the asset write-down was comprised of $2.1 million related to franchise rights and $1.3 million related to property and equipment. In addition, we expect to record a closed store obligation of approximately $4.0 million to $5.0 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income from the franchisee.

Subsequent to July 1, 2018, our board of directors approved a plan to close approximately ten underperforming company-operated restaurants. We expect to close these restaurants during the third quarter of fiscal 2018. Accordingly, we expect to record a closed store obligation of approximately $12.0 million to $15.0 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income. The carrying value of the assets related to these company-operated restaurants was $0 as of July 1, 2018.

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

	Trailing Twelve Months Ended
	July 1, 2018	June 25, 2017
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,750	1,794

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017	July 1, 2018	June 25, 2017
Comparable Restaurant Sales:
Company-operated	(0.8)%	(3.3)%	(1.3)%	(3.4)%
Franchised	0.1%	(0.1)%	0.1%	(0.3)%
Total system-wide	(0.2)%	(1.4)%	(0.4)%	(1.6)%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and twenty-six weeks ended July 1, 2018:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 1, 2018			July 1, 2018
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	436	326	762	439	325	764
Opened during the period	3	2	5	8	3	11
Closed during the period	—	(1)	(1)	(8)	(1)	(9)
Refranchised during the period	2	(2)	—	2	(2)	—

Restaurants at the end of the period	441	325	766	441	325	766

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and twenty-six weeks ended July 1, 2018, our franchisees closed 0 and 8 restaurants, respectively, none of which were relocations. During both the thirteen and twenty-six weeks ended July 1, 2018, we closed 1 company-operated restaurant which was a relocation.

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

The following tables set forth reconciliations of net income to Adjusted Net Income and diluted net income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	July 1, 2018	June 25, 2017 (As Adjusted)	July 1, 2018	June 25, 2017 (As Adjusted)
Net income	$2,435	8,446	7,129	15,976

Certain professional, transaction and other costs (a)	253	—	253	3
Payroll taxes associated with stock option exercises (b)	25	71	30	97
Executive separation expenses (c)	—	546	1,034	551
Modification of equity awards in connection with executive separation (d)	—	—	551	—
Refranchising and related asset write-downs (e)	3,346	—	3,346	—
Adjustments to deferred tax assets associated with executive compensation (f)	(23)	—	779	—
Tax impact of adjustments (g)	(881)	(233)	(1,268)	(244)

Total adjustments	2,720	384	4,725	407

Adjusted Net Income	$5,155	8,830	11,854	16,383

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017 (As Adjusted)	July 1, 2018	June 25, 2017 (As Adjusted)
Diluted net income per share	$0.06	0.22	0.19	0.41

Certain professional, transaction and other costs (a)	—	—	—	—
Payroll taxes associated with stock option exercises (b)	—	—	—	—
Executive separation expenses (c)	—	0.02	0.03	0.02
Modification of equity awards in connection with executive separation (d)	—	—	0.02	—
Refranchising and related asset write-downs (e)	0.09	—	0.09	—
Adjustments to deferred tax assets associated with executive compensation (f)	—	—	0.02	—
Tax impact of adjustments (g)	(0.02)	(0.01)	(0.04)	(0.01)

Total adjustments	0.07	0.01	0.12	0.01

Adjusted Diluted Net Income per Share	$0.13	0.23	0.31	0.42

(a)	Includes costs associated with third-party consultants for special projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other special projects.
(b)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.
(c)	Represents severance and legal fees associated with former executives departing the Company.
(d)	Represents net non-cash, stock-based compensation recorded in connection with the modification of certain equity awards associated with a former executive departing the Company.
(e)	Primarily represents impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and the gain on the refranchise of company-operated restaurants, as well as accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed. We expect to continue to incur similar expenses in future periods as we record closed store reserves, the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to closed company-operated restaurants, and could incur additional costs in future periods if we identify other company-operated restaurants that will be closed or refranchised.
(f)	In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded adjustments to previously recorded deferred tax assets. We could record similar adjustments in future periods if any of the compensation costs are ultimately deductible for income tax purposes.
(g)	Represents the income tax expense associated with the adjustments in (a) through (f) that are deductible for income tax purposes.

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	July 1, 2018	June 25, 2017 (As Adjusted)	July 1, 2018	June 25, 2017 (As Adjusted)
Net income	$2,435	8,446	7,129	15,976
Income taxes	434	2,681	2,882	6,799
Interest expense, net	1,581	1,602	3,228	3,268
Depreciation and amortization (a)	4,317	4,303	8,562	8,353

EBITDA	8,767	17,032	21,801	34,396
Non-cash rent (b)	375	363	710	768
Stock-based compensation (c)	381	307	1,397	681
Payroll taxes associated with stock option exercises (d)	25	71	30	97
Preopening expenses (e)	136	350	237	724
Certain professional, transaction and other costs (f)	253	—	253	3
Executive separation expenses (g)	—	546	1,034	551
Impairment and dispositions (h)	4,807	601	5,633	933
Refranchising and related asset write-downs (i)	3,346	—	3,346	—

Adjusted EBITDA	$18,090	19,270	34,441	38,153

(a)	Includes amortization of deferred debt issuance costs.
(b)	Includes deferred rent, which represents the extent to which our rent expense has been above or below our cash rent payments and amortization of favorable (unfavorable) leases. We expect to continue to incur similar expenses in future periods as we record rent expense in accordance with GAAP and continue to amortize favorable (unfavorable) leases.
(c)	Represents non-cash, stock-based compensation. We expect to incur similar expenses in future periods as we record stock-based compensation related to existing grants (and any potential future grants) in accordance with GAAP.
(d)	Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our IPO. We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.
(e)	Includes expenses directly associated with the opening of company-operated restaurants and incurred prior to the opening of a company-operated restaurant. We expect to continue to incur similar expenses as we open company-operated restaurants.
(f)	Includes costs associated with third-party consultants for special projects and public offering expenses. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other special projects.
(g)	Represents severance and legal fees associated with former executives departing the Company.
(h)	Includes net gain on disposal of property and equipment and other, impairment and cash proceeds on disposals from disposition of property and equipment. We could continue to record impairment expense in future periods if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets. We may incur future (gains) losses and receive cash proceeds on disposal of property and equipment associated with retirement, replacement or write-off of fixed assets.
(i)	Primarily represents impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and the gain on the refranchise of company-operated restaurants, as well as the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed. We expect to continue to incur similar expenses in future periods as we record closed store reserves, the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to closed company-operated restaurants, and could incur additional costs in future periods if we identify other company-operated restaurants that will be closed or refranchised.

Company-operated Restaurant Contribution and Company-operated Restaurant Contribution Margin

Company-operated restaurant contribution and company-operated restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Company-operated restaurant contribution represents our operating income excluding the impact of franchise royalty revenues, franchise marketing and co-op advertising fund contribution revenues and associated costs, properties and equipment rental revenues, other franchise revenues, general and administrative expenses, costs associated with properties and equipment rentals, depreciation and amortization, impairment, refranchising and related asset write-downs and gain on disposal of property and equipment and other. Company-operated restaurant contribution margin is defined as company-operated restaurant contribution as a percentage of company-operated restaurant revenues. Fluctuations in company-operated restaurant contribution and company-operated restaurant contribution margin can be attributed to changes in company-operated comparable restaurant sales, sales volumes of newly opened company-operated restaurants, and changes in company-operated restaurant food and supplies costs, company-operated restaurant labor costs and company-operated restaurant operating costs.

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

A reconciliation of operating income to company-operated restaurant contribution is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	July 1, 2018	June 25, 2017 (As Adjusted)	July 1, 2018	June 25, 2017 (As Adjusted)
Operating income	$4,638	12,905	13,543	26,337
Less: Franchise royalty revenues	(7,138)	(6,978)	(14,003)	(13,491)
Franchise marketing and co-op advertising fund contribution revenues	(2,792)	(2,725)	(5,455)	(5,257)
Properties and equipment rental revenues	(547)	—	(1,086)	—
Other franchise revenues	(71)	(64)	(343)	(125)
Plus: General and administrative	9,946	9,817	21,503	18,770
Franchise marketing and co-op advertising fund costs	2,792	2,725	5,455	5,257
Costs associated with properties and equipment rentals	295	—	716	—
Depreciation and amortization	4,129	4,127	8,258	8,059
Impairment	4,832	700	5,685	996
Refranchising and related asset write-downs	3,346	—	3,346	—
Gain on disposal of property and equipment and other	(65)	(125)	(92)	(104)

Company-operated restaurant contribution	$19,365	20,382	37,527	40,442

Company-operated restaurant revenues	$129,956	127,058	257,108	251,841
Company-operated restaurant contribution margin	14.9%	16.0%	14.6%	16.1%

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

We believe overall labor inflation, along with various labor initiatives we intend to implement, including service enhancements and employing more full-time versus part-time team members, and higher health care costs will increase our company-operated restaurant labor costs. The Department of Labor (“DOL”) has considered regulations related to overtime and exempt versus non-exempt classification, and our company-operated restaurant labor costs could increase further if new regulations are adopted and implemented. In addition, our employee turnover, which results in inefficiencies and higher labor costs, increased significantly in fiscal 2017 at company-operated restaurants and could negatively impact the future performance of our company-operated restaurants.

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

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets at the company-operated restaurant level. Company-operated restaurant count, as well as restaurant remodels, investments in technology and other initiatives, impacts company-operated restaurant depreciation and amortization.

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

Other Depreciation and Amortization

Other depreciation and amortization primarily consists of the depreciation of property and equipment and amortization of intangible assets not directly located at company-operated restaurants. System-wide restaurant count, as well as investments in technology and other initiatives, impacts other depreciation and amortization.

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

Refranchising and Related Asset Write-Downs

Refranchising and related asset write-downs includes impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and the gain on the refranchise of company-operated restaurants, as well as the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed.

Gain on Disposal of Property and Equipment and Other

Gain on disposal of property and equipment and other includes the net gain on disposal of assets related to retirements and replacements or write-off of leasehold improvements, equipment and other fixed assets. These gains are related to normal disposals in the ordinary course of business and gains from insurance proceeds, if any.

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

Results of Operations

Thirteen Weeks Ended July 1, 2018 Compared with the Thirteen Weeks Ended June 25, 2017

Our operating results for the thirteen weeks ended July 1, 2018 and June 25, 2017 are compared below:

	Thirteen Weeks Ended
	July 1, 2018	June 25, 2017 (As Adjusted)	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$129,956	$127,058	$2,898	2.3%
Franchise royalty revenues	7,138	6,978	160	2.3%
Franchise marketing and co-op advertising contribution revenues	2,792	2,725	67	2.5%
Properties and equipment rental revenues	547	—	547	n/m
Other franchise revenues	71	64	7	10.9%

Total revenues	140,504	136,825	3,679	2.7%

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	40,719	39,998	721	1.8%
Company-operated restaurant labor costs	38,529	36,937	1,592	4.3%
Company-operated restaurant operating costs	31,343	29,741	1,602	5.4%
Company-operated restaurant depreciation and amortization	3,464	3,374	90	2.7%
Franchise marketing and co-op advertising costs	2,792	2,725	67	2.5%
Costs associated with properties and equipment rentals	295	—	295	n/m

Total restaurant operating expenses	117,142	112,775	4,367	3.9%

Operating income before other operating expenses	23,362	24,050	(688)	(2.9)%

Other operating expenses:
General and administrative	9,946	9,817	129	1.3%
Depreciation and amortization	665	753	(88)	(11.7)%
Impairment	4,832	700	4,132	590.3%
Refranchising and related asset write-downs	3,346	—	3,346	n/m
Gain on disposal of property and equipment and other	(65)	(125)	60	(48.0)%

Total other operating expenses	18,724	11,145	7,579	68.0%

Operating income	4,638	12,905	(8,267)	(64.1)%
Amortization of deferred debt issuance costs	(188)	(176)	(12)	6.8%
Interest income	—	12	(12)	n/m
Interest expense	(1,581)	(1,614)	33	(2.0)%

Income before income taxes	2,869	11,127	(8,258)	(74.2)%
Income tax expense	(434)	(2,681)	2,247	(83.8)%

Net income	$2,435	$8,446	$(6,011)	(71.2)%

n/m = not meaningful

Company-operated Restaurant Revenues

Company-operated restaurant revenues increased $2.9 million, or 2.3%, during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017. The increase in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 11 company-operated restaurants at July 1, 2018 compared to June 25, 2017) accounting for $3.9 million, partially offset by a decrease in comparable company-operated restaurant sales of $1.0 million, or 0.8%, due to a decrease in transactions, partially offset by increases in mix and price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.2 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017. The increase was primarily due to a net additional 15 franchised restaurants at July 1, 2018 compared to June 25, 2017 and an increase in franchised comparable restaurant sales of 0.1%.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs increased $0.7 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017. This increase was primarily driven by an increase in the number of company-operated restaurants. Company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues during the thirteen weeks ended July 1, 2018 was 31.3% versus 31.5% during the thirteen weeks ended June 25, 2017. This decrease was primarily due to our menu price increases and mix changes, partially offset by commodity inflation.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs increased $1.6 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company-operated restaurant revenues, company-operated restaurant labor costs increased to 29.6% during the thirteen weeks ended July 1, 2018 from 29.1% during the thirteen weeks ended June 25, 2017. This increase was primarily driven by an increase in direct labor and higher incentive compensation, partially offset by lower medical costs.

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

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs increased $1.6 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017, primarily due to an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant operating costs increased to 24.1% during the thirteen weeks ended July 1, 2018 from 23.4% during the thirteen weeks ended June 25, 2017. The increase was primarily due to higher occupancy costs, repairs and maintenance and utilities.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization increased $0.1 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017, due primarily to the increased number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant depreciation and amortization was 2.7% during each of the thirteen weeks ended July 1, 2018 and June 25, 2017.

General and Administrative Expenses

General and administrative expenses increased $0.1 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017. The increase during the thirteen weeks ended July 1, 2018 was due primarily to $0.4 million of higher bad debt expense, $0.3 million of costs in connection with our search for a permanent chief executive officer, as well as inflationary increases in wages, partially offset by a $0.5 million reduction in executive separation expenses, $0.2 million of expense recorded during the thirteen weeks ended June 25, 2017 in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue, and $0.2 million of lower expenses due to our bi-annual convention that occurred during fiscal 2017. As a percentage of total revenues, general and administrative expenses were 7.1% and 7.2% during the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation could increase in future periods upon the achievement of the performance metrics indicated in our incentive compensation plan.

Impairment

Impairment expenses were $4.8 million during the thirteen weeks ended July 1, 2018 compared to $0.7 million during the thirteen weeks ended June 25, 2017. The increase was due to more restaurants being impaired during the thirteen weeks ended July 1, 2018, including the building associated with one ground lease.

Refranchising and Related Asset Write-Downs

In connection with the approximately 30 company-operated restaurants we expect to refranchise during the second half of fiscal 2018, we recorded an impairment charge of $3.4 million during the thirteen weeks ended July 1, 2018 related to the write-down of the assets to their estimated fair value, which was partially offset by a $0.1 million gain recorded in connection with the refranchise of two company-operated restaurants during the thirteen weeks ended July 1, 2018.

Interest Expense

Interest expense during the thirteen weeks ended July 1, 2018 was flat compared to the thirteen weeks ended June 25, 2017. The decrease due to principal payments of $35.2 million on our long-term debt from June 26, 2017 to July 1, 2018 and lower interest expense associated with interest rate swaps was offset by increases in the LIBOR rate and our applicable rate under our Credit Agreement.

Income Taxes

Income taxes decreased $2.2 million during the thirteen weeks ended July 1, 2018 compared to the thirteen weeks ended June 25, 2017. Our effective income tax rates were 15.1% and 24.1% during the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively. The effective income tax rates for the thirteen weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of $28 thousand and $1.1 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units. In addition, the effective income tax rates for the thirteen weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of certain tax credits.

Twenty-Six Weeks Ended July 1, 2018 Compared with the Twenty-Six Weeks Ended June 25, 2017

Our operating results for the twenty-six weeks ended July 1, 2018 and June 25, 2017 are compared below:

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017 (As Adjusted)	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$257,108	$251,841	$5,267	2.1%
Franchise royalty revenues	14,003	13,491	512	3.8%
Franchise marketing and co-op advertising contribution revenues	5,455	5,257	198	3.8%
Properties and equipment rental revenues	1,086	—	1,086	n/m
Other franchise revenues	343	125	218	174.4%

Total revenues	277,995	270,714	7,281	2.7%

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	80,706	78,683	2,023	2.6%
Company-operated restaurant labor costs	75,994	73,284	2,710	3.7%
Company-operated restaurant operating costs	62,881	59,432	3,449	5.8%
Company-operated restaurant depreciation and amortization	6,928	6,581	347	5.3%
Franchise marketing and co-op advertising costs	5,455	5,257	198	3.8%
Costs associated with properties and equipment rentals	716	—	716	n/m

Total restaurant operating expenses	232,680	223,237	9,443	4.2%

Operating income before other operating expenses	45,315	47,477	(2,162)	(4.6)%

Other operating expenses:
General and administrative	21,503	18,770	2,733	14.6%
Depreciation and amortization	1,330	1,478	(148)	(10.0)%
Impairment	5,685	996	4,689	470.8%
Refranchising and related asset write-downs	3,346	—	3,346	n/m
Gain on disposal of property and equipment and other	(92)	(104)	12	(11.5)%

Total other operating expenses	31,772	21,140	10,632	50.3%

Operating income	13,543	26,337	(12,794)	(48.6)%
Amortization of deferred debt issuance costs	(304)	(294)	(10)	3.4%
Interest income	1	13	(12)	n/m
Interest expense	(3,229)	(3,281)	52	(1.6)%

Income before income taxes	10,011	22,775	(12,764)	(56.0)%
Income tax expense	(2,882)	(6,799)	3,917	(57.6)%

Net income	$7,129	$15,976	$(8,847)	(55.4)%

n/m = not meaningful

Company-operated Restaurant Revenues

Company-operated restaurant revenues increased $5.3 million, or 2.1%, during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. The increase in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base (net additions of 11 company-operated restaurants at July 1, 2018 compared to June 25, 2017) accounting for $8.3 million, partially offset by a decrease in comparable company-operated restaurant sales of $3.0 million, or 1.3%, due to a decrease in transactions, partially offset by increases in mix and price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.5 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. The increase was primarily due to a net additional 15 franchised restaurants at July 1, 2018 compared to June 25, 2017 and an increase in franchised comparable restaurant sales of 0.1%.

Other Franchise Revenues

Other franchise revenues increased $0.2 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. The increase was primarily due to the recognition of the deferred revenue associated with franchise license fees related to franchised restaurants closed during the twenty-six weeks ended July 1, 2018.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs increased $2.0 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. This increase was primarily driven by an increase in the number of company-operated restaurants. Company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues during the twenty-six weeks ended July 1, 2018 was 31.4% versus 31.2% during the twenty-six weeks ended June 25, 2017. This increase was primarily due to commodity inflation, partially offset by our menu price increases and mix changes.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs increased $2.7 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company-operated restaurant revenues, company-operated restaurant labor costs increased to 29.6% during the twenty-six weeks ended July 1, 2018 from 29.1% during the twenty-six weeks ended June 25, 2017. This increase was primarily driven by an increase in direct labor and higher incentive compensation, partially offset by lower medical costs.

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

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs increased $3.4 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017, primarily due to an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant operating costs increased to 24.5% during the twenty-six weeks ended July 1, 2018 from 23.6% during the twenty-six weeks ended June 25, 2017. The increase was primarily due to higher occupancy costs, repairs and maintenance and utilities.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization increased $0.3 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017, due primarily to the increased number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant depreciation and amortization was 2.7% and 2.6% during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

General and Administrative Expenses

General and administrative expenses increased $2.7 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. The increase during the twenty-six weeks ended July 1, 2018 was due primarily to $0.7 million of higher stock-based compensation primarily associated with the modification of certain equity awards in connection with a former executive departing the Company, $0.5 million of higher executive separation expenses, $0.4 million of higher bad debt expense, $0.3 million of costs in connection with our search for a permanent chief executive officer, $0.3 million of higher expenses related to our technology initiatives, as well as inflationary increases in wages and headcount added to support an increased number of restaurants in our system, partially offset by $0.2 million of expense recorded during the thirteen weeks ended June 25, 2017 in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue and $0.2 million of lower expenses due to our bi-annual convention that occurred during fiscal 2017. As a percentage of total revenues, general and administrative expenses were 7.7% and 6.9% during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation could increase in future periods upon the achievement of the performance metrics indicated in our incentive compensation plan.

Impairment

Impairment expenses were $5.7 million during the twenty-six weeks ended July 1, 2018 compared to $1.0 million during the twenty-six weeks ended June 25, 2017. The increase was due to more restaurants being impaired during the twenty-six weeks ended July 1, 2018, including the building associated with one ground lease.

Refranchising and Related Asset Write-Downs

In connection with the approximately 30 company-operated restaurants we expect to refranchise during the second half of fiscal 2018, we recorded an impairment charge of $3.4 million during the twenty-six weeks ended July 1, 2018 related to the write-down of the assets to their estimated fair value, which was partially offset by a $0.1 million gain recorded in connection with the refranchise of two company-operated restaurants during the twenty-six weeks ended July 1, 2018.

Interest Expense

Interest expense during the twenty-six weeks ended July 1, 2018 decreased $0.1 million compared to the twenty-six weeks ended June 25, 2017. The decrease was primarily due to principal payments of $35.2 million on our long-term debt from June 26, 2017 to July 1, 2018 and lower interest expense associated with interest rate swaps, partially offset by increases in the LIBOR rate and our applicable rate under our Credit Agreement.

Income Taxes

Income taxes decreased $3.9 million during the twenty-six weeks ended July 1, 2018 compared to the twenty-six weeks ended June 25, 2017. Our effective income tax rates were 28.8% and 29.9% during the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. The effective income tax rates for the twenty-six weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of $42 thousand and $1.3 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded a $0.8 million adjustment to previously recorded deferred tax assets during the twenty-six weeks ended July 1, 2018. In addition, the effective income tax rates for the twenty-six weeks ended July 1, 2018 and June 25, 2017 reflect the recognition of certain tax credits.

Contractual Obligations

During the twenty-six weeks ended July 1, 2018, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than those made in the ordinary course of business.

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

We currently expect our cash capital expenditures for fiscal 2018 will range between $10.0 million and $11.0 million excluding approximately $0.4 million to $0.5 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 6 to 8 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
	July 1, 2018	June 25, 2017
Net cash provided by (used in)
Operating activities	$27,322	$24,085
Investing activities	(2,726)	(6,431)
Financing activities	(22,979)	(16,787)

Net increase in cash	$1,617	$867

Operating Activities

Net cash provided by operating activities increased from $24.1 million during the twenty-six weeks ended June 25, 2017 to $27.3 million during the twenty-six weeks ended July 1, 2018. The increase was primarily attributable to lower working capital needs related to accounts payable and incentive compensation during the twenty-six weeks ended July 1, 2018, as well as an increase in franchise royalty revenues, partially offset by a decline in cash generated from our operations.

Investing Activities

Net cash used in investing activities decreased from $6.4 million during the twenty-six weeks ended June 25, 2017 to $2.7 million during the twenty-six weeks ended July 1, 2018. The decline was attributable to lower purchases of property and equipment, including expenditures related to new company-operated restaurants, our technology initiatives and remodeled company-operated restaurants.

Financing Activities

Net cash used in financing activities increased from $16.8 million during the twenty-six weeks ended June 25, 2017 to $23.0 million during the twenty-six weeks ended July 1, 2018. This increase was primarily due to $2.9 million of our common stock repurchased under our share repurchase program, $2.9 million of higher principal payments on long-term debt, $0.6 million of higher principal payments on capital lease obligations, and $0.1 million of higher payments for withholding taxes related to net share settlement of equity awards, partially offset by $0.2 million of higher proceeds from the exercise of stock options.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. On December 20, 2017, we further amended the Credit Agreement to, among other things, extend its maturity date to December 20, 2022 and increase the revolving line of credit from up to $25.0 million to up to $50.0 million. We had $108.1 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of July 1, 2018.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of July 1, 2018, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 4.34%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures and our ability to pay dividends. We were in compliance with all of the covenants under our Credit Agreement as of July 1, 2018.

Hedging Arrangements

In connection with our Credit Agreement, we have a variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of July 1, 2018. On October 26, 2015, we entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Share Repurchase Program

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit. We repurchased 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through July 1, 2018, we repurchased an additional 0.2 million shares at a total cost of $2.9 million. As of July 1, 2018, up to $45.1 million of our common stock remains available for purchase under the program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation Risk

The primary inflationary factors affecting our operations are food and supplies, labor costs, energy costs and materials used in the construction of new company-operated restaurants. Increases in the minimum wage and inflation in health insurance costs directly affect our labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Finally, the cost of constructing our restaurants is subject to inflationary increase in the costs of labor and material which results in higher rent expense on new restaurants.

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of July 1, 2018, we had outstanding borrowings of $108.1 million under our credit facility. As of July 1, 2018, $50.0 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the LIBOR component of the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.6 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 43% of our total franchise royalty revenues for the thirteen weeks ended July 1, 2018 and June 25, 2017, respectively, and approximately 45% and 43% of our total franchise royalty revenues for the twenty-six weeks ended July 1, 2018 and June 25, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 40% and 42% of our gross royalty and franchise fee accounts receivable as of July 1, 2018 and December 31, 2017, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of July 1, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. Repurchased shares have been accounted for as treasury stock. The table below shows the repurchases made under the share repurchase program during the second quarter of fiscal 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018 – April 29, 2018	—	$—	—	$45.1 million
April 30, 2018 – May 27, 2018	—	$—	—	$45.1 million
May 28, 2018 – July 1, 2018	—	—	—	$45.1 million

Fiscal Quarter ended July 1, 2018	—	$—	—	$45.1 million

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1 #	Form of Restricted Stock Units Award Agreement under the Bojangles’, Inc. Amended and Restated 2011 Equity Incentive Plan.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith
‡	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)