Form 10-Q
period 2018-09-30
Bojangles', Inc.
filed 2018-11-08
CIK 1630132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, there were 37,548,674 shares of the registrant’s common stock, par value $0.01 per share outstanding.

BOJANGLES’, INC. AND SUBSIDIARIES

INDEX

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited)	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and thirty-nine weeks ended September 30, 2018 and September 24, 2017 (Unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the thirty-nine weeks ended September 30, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

	Signature	51

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

•	our dependence upon frequent and timely deliveries of restaurant food and other supplies;

•	our reliance upon a limited number of suppliers for substantially all of our restaurant food and other supplies;

ii

•	our reliance upon just one third-party distributor for substantially all of our restaurant food and other supplies;

•	failure to complete the transaction announced on November 6, 2018;

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2018	December 31, 2017 (As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$16,020	14,052
Accounts and vendor receivables, net of allowance for doubtful accounts of $769 and $289	4,081	5,863
Accounts receivable, related parties, net of allowance for doubtful accounts of $28 and $28	543	553
Inventories, net	2,841	3,619
Other current assets	12,588	2,408

Total current assets	36,073	26,495
Property and equipment, net	38,164	49,423
Goodwill	161,140	161,140
Brand	290,500	290,500
Franchise rights, net	20,284	23,146
Favorable leases, net	429	688
Other noncurrent assets	4,292	4,076

Total assets	$550,882	555,468

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,130	12,956
Accrued expenses	24,922	17,797
Current maturities of capital lease obligations	8,472	8,502
Other current liabilities	4,047	934

Total current liabilities	49,571	40,189
Long-term debt, less current maturities and deferred debt issuance costs, net	97,842	123,376
Deferred income taxes	64,430	70,210
Capital lease obligations, less current maturities	18,619	22,434
Noncurrent closed store obligation	11,316	125
Other noncurrent liabilities	17,504	17,107

Total liabilities	259,282	273,441

Commitments and contingencies (notes 3, 13 and 15)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized and no shares issued and outstanding as of both September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 37,883 shares issued and 37,473 shares outstanding as of September 30, 2018 and 37,069 shares issued and 36,899 shares outstanding as of December 31, 2017	379	370
Treasury stock, 410 and 170 shares at cost as of September 30, 2018 and December 31, 2017, respectively	(4,859)	(2,000)
Additional paid-in capital	136,830	128,895
Retained earnings	158,625	154,306
Accumulated other comprehensive income	625	456

Total stockholders’ equity	291,600	282,027

Total liabilities and stockholders’ equity	$550,882	555,468

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017 (As Adjusted)	September 30, 2018	September 24, 2017 (As Adjusted)
Revenues:
Company-operated restaurant revenues	$127,958	126,207	$385,066	378,048
Franchise royalty revenues	7,174	7,018	21,177	20,509
Franchise marketing and co-op advertising contribution revenues	2,830	2,725	8,285	7,982
Properties and equipment rental revenues	611	—	1,697	—
Other franchise revenues	94	92	437	217

Total revenues	138,667	136,042	416,662	406,756

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	40,381	40,525	121,086	119,208
Company-operated restaurant labor costs	38,094	37,081	114,088	110,365
Company-operated restaurants operating costs	31,314	31,009	94,196	90,441
Company-operated restaurant depreciation and amortization	2,589	3,501	9,518	10,082
Franchise marketing and co-op advertising costs	2,830	2,725	8,285	7,982
Costs associated with properties and equipment rentals	428	—	1,144	—

Total restaurant operating expenses	115,636	114,841	348,317	338,078

Operating income before other operating expenses	23,031	21,201	68,345	68,678

Other operating expenses:
General and administrative	11,202	9,814	32,705	28,584
Depreciation and amortization	616	747	1,946	2,225
Impairment	734	126	6,419	1,123
Restaurant closures and refranchising costs and related asset write-downs	12,996	—	16,342	—
Loss (gain) on disposal of property and equipment and other	47	(135)	(46)	(238)

Total other operating expenses	25,595	10,552	57,366	31,694

Operating (loss) income	(2,564)	10,649	10,979	36,984
Amortization of deferred debt issuance costs	(162)	(147)	(466)	(440)
Interest income	—	2	2	15
Interest expense	(1,354)	(1,495)	(4,584)	(4,776)

(Loss) income before income taxes	(4,080)	9,009	5,931	31,783
Income tax benefit (expense)	1,368	(2,120)	(1,514)	(8,918)

Net (loss) income	(2,712)	6,889	4,417	22,865

Other comprehensive income, net of tax
Change in fair value on interest rate swaps, net of income tax benefit (expense) of $19, $(41), $(23) and $(43)	(59)	69	71	73

Comprehensive (loss) income	$(2,771)	6,958	$4,488	22,938

Net (loss) income per share:
Basic	$(0.07)	0.19	$0.12	0.62

Diluted	$(0.07)	0.18	$0.12	0.59

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

Thirty-Nine Weeks Ended September 30, 2018

(Unaudited)

(in thousands)

	Common stock		Treasury	Additional paid-in	Retained	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Stock	capital	earnings	income	equity
Balance as of December 31, 2017 (As Adjusted)	36,899	$370	(2,000)	128,895	154,306	456	282,027
Net income	—	—	—	—	4,417	—	4,417
Change in fair value on interest rate swaps, net of income tax expense of $23	—	—	—	—	—	71	71
Reclassification of certain tax effects due to adoption of ASU 2018-02	—	—	—	—	(98)	98	—
Stock option exercises	763	8	—	6,262	—	—	6,270
Common stock repurchases	(240)	—	(2,859)	—	—	—	(2,859)
Vesting of restricted stock units	51	1	—	(226)	—	—	(225)
Stock-based compensation	—	—	—	1,899	—	—	1,899

Balance as of September 30, 2018	37,473	$379	(4,859)	136,830	158,625	625	291,600

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017 (As Adjusted)
Cash flows from operating activities:
Net income	$4,417	22,865
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(5,803)	(1,289)
Depreciation and amortization	11,464	12,307
Amortization of deferred debt issuance costs	466	440
Impairment	6,419	1,123
Gain on disposal of property and equipment and other	(46)	(238)
Provision for doubtful accounts	529	3
(Benefit) provision for inventory spoilage	(25)	18
Asset write-downs, net of gains, related to refranchising	4,240	—
Provision for closed and refranchised stores	11,770	—
Stock-based compensation	1,899	1,185
Changes in operating assets and liabilities	6,416	404

Net cash provided by operating activities	41,746	36,818

Cash flows from investing activities:
Purchases of property and equipment	(5,812)	(7,476)
Proceeds from disposition of property and equipment	41	148
Proceeds from capital lease subleases	116	—

Net cash used in investing activities	(5,655)	(7,328)

Cash flows from financing activities:
Principal payments on long-term debt	(26,000)	(22,357)
Stock option exercises	1,256	2,343
Vesting of restricted stock units	(225)	(103)
Purchases of treasury stock	(2,859)	—
Principal payments on capital lease obligations	(6,295)	(5,549)

Net cash used in financing activities	(34,123)	(25,666)

Net increase in cash and cash equivalents	1,968	3,824
Cash and cash equivalents balance, beginning of fiscal period	14,052	13,898

Cash and cash equivalents balance, end of fiscal period	$16,020	17,722

Supplemental cash flow disclosures:
Cash paid for interest	$4,693	4,852
Cash paid for income taxes	6,664	11,968
Assets acquired under capital leases	2,714	6,972
Net change in assets under financing obligations	2,257	2,590
Reduction of capital lease obligations upon return of assets	176	141

See accompanying notes to condensed consolidated financial statements.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Summary of Significant Operations and Accounting Policies

(a)	Operations

Bojangles’, Inc. (formerly known as BHI Holding Corp.) (together with its subsidiaries, “Bojangles’”, the “Company”, “we” or “our”) was formed on June 28, 2011 as a Delaware corporation. The Company’s principal business is the operations and development and franchising, as franchisor, of limited service restaurants. As of September 30, 2018, there were 316 company-operated restaurants, 62 related party franchised restaurants, and 381 independent franchised restaurants operating under the Bojangles’® name. The restaurants are located principally in the Southeastern United States. The Company’s franchising activity is regulated by the laws of the various states in which it is registered to sell franchises, as well as rules promulgated by the Federal Trade Commission. The legislation and rules, among other things, establish minimum disclosure requirements to a prospective franchisee and require periodic registration by the Company with state administrative agencies.

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 30, 2018:

	Thirteen Weeks Ended September 30, 2018			Thirty-Nine Weeks Ended September 30, 2018
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	441	325	766	439	325	764
Opened during the period	4	1	5	12	4	16
Closed during the period	(2)	(10)	(12)	(10)	(11)	(21)
Refranchised during the period	—	—	—	2	(2)	—

Restaurants at the end of the period	443	316	759	443	316	759

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and thirty-nine weeks ended September 30, 2018, our franchisees closed 2 and 10 restaurants, respectively, none of which were relocations. During the thirteen and thirty-nine weeks ended September 30, 2018, the Company closed 10 and 11 restaurants, respectively, 0 and 1 of which were relocations.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

These condensed consolidated financial statements should be read in conjunction with the Company’s results of operations, financial positions and cash flows in the Company’s financial statements as of and for the fiscal year ended December 31, 2017. Certain previously reported amounts as of December 31, 2017 and for the thirteen and thirty-nine weeks ended September 24, 2017 have been recast to reflect the financial results of the Company in accordance with the new revenue recognition standard. See Note 2 for further discussion. In addition, certain previously reported amounts as of December 31, 2017 have been reclassified to conform to current period presentation.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt ASU 2016-02 on December 31, 2018, which is the first day of its fiscal year 2019. A modified retrospective transition was previously required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

practical expedients available. In July 2018, the FASB issued ASU 2018-11, which provides an alternative modified retrospective transition method. Under this new method, which the Company expects to elect, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. While the Company is still in the process of assessing the impact of ASU 2016-02 on its consolidated financial statements, we expect the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheet due to the recognition of the ROU asset and lease liability related to real estate and equipment operating leases. The Company is also reviewing other arrangements that could contain embedded lease arrangements to be considered under ASU 2016-02.

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

Initial and renewal franchise license fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Under franchise agreements, the Company provides franchisees with (a) a franchise license, which includes a non-exclusive license to our intellectual property for the duration of the franchise agreement and where the Company manages a marketing or co-op advertising fund, advertising and promotion management, (b) pre-opening services, such as training and inspections, and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services that the Company provides are highly interrelated and

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

dependent on the franchise license so the Company does not consider the services to be individually distinct and therefore accounts for them as a single performance obligation. The performance obligation is satisfied by providing a right to use the Company’s intellectual property over the term of each franchise agreement. Accordingly, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement.

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

Franchise contributions to marketing and co-op advertising funds managed by the Company are calculated as a percentage of franchise restaurant sales or based on a fixed monthly fee per restaurant. Franchise marketing and co-op advertising fund contribution revenues generally represent sales-based or fixed monthly fee amounts that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchise sales occur.

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

Deferred revenue, balance as of December 31, 2017	$4,662
Revenue recognized that was included in the deferred revenue balance as of December 31, 2017	(430)
Revenue recognized that was not included in the deferred revenue balance as of December 31, 2017	(7)
Increase due to cash received	273

Deferred revenue, balance as of September 30, 2018	4,498
Less current portion of deferred revenue, balance as of September 30, 2018	(292)

Non-current portion of deferred revenue, balance as of September 30, 2018	$4,206

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 are as follows (in thousands):

For the fiscal year ended:
2018	$73
2019	292
2020	292
2021	288
2022	277
Thereafter	3,276

Total	$4,498

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The adoption of ASU 2014-09 resulted in a cumulative effect adjustment of $2.1 million and $1.8 million to reduce the opening balance of retained earnings as of the first day of fiscal year 2017 and fiscal year 2016, respectively. Additionally, the adoption of ASU 2014-09 impacted the Company’s reported results as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended September 24, 2017
	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Franchise marketing and co-op advertising contribution revenues	$—	2,725	2,725
Other franchise revenues	200	(108)	92
Franchise marketing and co-op advertising costs	—	2,725	2,725
Income tax benefit (expense)	(2,160)	40	(2,120)
Net income	6,957	(68)	6,889
Net income per diluted share	0.18	—	0.18

	Thirty-Nine Weeks Ended September 24, 2017
	As Reported	Adjustments	As Adjusted
Condensed Consolidated Statement of Operations and Comprehensive Income
Franchise marketing and co-op advertising contribution revenues	$—	7,982	7,982
Other franchise revenues	738	(521)	217
Franchise marketing and co-op advertising costs	—	7,982	7,982
Income tax benefit (expense)	(9,114)	196	(8,918)
Net income	23,190	(325)	22,865
Net income per diluted share	0.60	(0.01)	0.59
Condensed Consolidated Statement of Cash Flows
Net income	$23,190	(325)	22,865
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(1,093)	(196)	(1,289)
Changes in operating assets and liabilities	(117)	521	404

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Other current liabilities	$651	283	934
Deferred income taxes	71,190	(980)	70,210
Other noncurrent liabilities	13,333	3,774	17,107
Retained earnings	157,383	(3,077)	154,306

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(3)	Long-Term Debt

Long-term debt consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Term Loan, due December 20, 2022	$99,101	125,101
Revolving line of credit, due December 20, 2022	—	—

Total long-term debt	99,101	125,101
Less: Current maturities of long term debt	—	—
Less: Deferred debt issuance costs, net	(1,259)	(1,725)

Long-term debt, less current maturities and deferred debt issuance costs, net	$97,842	123,376

	September 30, 2018	December 31, 2017
Deferred debt issuance costs	$5,452	5,452
Less accumulated amortization	(4,193)	(3,727)

Deferred debt issuance costs, net	$1,259	1,725

(a)	Term Loan and Revolving Line of Credit

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

As of September 30, 2018, there were outstanding balances under the term loan in one-month Eurodollar loans of $99.1 million, all of which were accruing interest at a rate of approximately 4.49%. As of December 31, 2017, there were outstanding balances under the term loan in one-month Eurodollar loans of $125.1 million, all of which were accruing interest at a rate of approximately 3.82%.

As of September 30, 2018 and December 31, 2017, there were no outstanding balances under the revolving line of credit.

Pursuant to the Credit Agreement, certain covenants restrict the Company from exceeding a maximum consolidated total lease adjusted leverage ratio, require the Company to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures. The Company was not in violation of any covenants under the Credit Agreement as of September 30, 2018.

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

In connection with the Credit Agreement, as of September 30, 2018, the Company had one variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR. On October 26, 2015, the Company entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which the Company pays interest fixed at 1.115% and receives the one-month LIBOR rate.

The activity in accumulated other comprehensive income is as follows (in thousands):

	September 30, 2018	December 31, 2017
Opening balance, accumulated other comprehensive income	$456	246
Reclassification of certain tax effects due to adoption of ASU 2018-02	98	—
Unrealized gain from effective interest rate swap, net of income tax expense of $23 and $126	71	210

Ending balance, accumulated other comprehensive income	$625	456

(4)	Restaurant Portfolio Optimization

During fiscal year 2018, the Company initiated a plan to review its restaurant portfolio. The restaurant portfolio optimization program included identifying certain of its company-operated restaurants that may be refranchised and certain of its underperforming company-operated restaurants that would be closed.

Restaurant closures and refranchising costs and related asset write-downs includes (a) the provision for closed stores, (b) the accretion of the present value of the Company’s rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants the Company has previously closed, (c) impairment related to the write-down of assets associated with company-operated restaurants

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

the Company expects to refranchise and (d) the net gain on the refranchise of company-operated restaurants. The following table details the components of Restaurant closures and refranchising costs and related asset write-downs during the thirteen and thirty-nine weeks ended September 30, 2018:

	Thirteen Weeks Ended September 30, 2018	Thirty-Nine Weeks Ended September 30, 2018
Provision for closed stores	$11,770	11,770
Accretion of present value of future lease obligations	106	113
Impairment of company-operated stores expected to be refranchised	922	4,317
Net gain on refranchised company-operated restaurants	—	(77)
Other costs	198	219

Restaurant closures and refranchising costs and related asset write-downs	$12,996	16,342

Closed Stores

During the thirteen weeks ended September 30, 2018, the Company closed ten underperforming company-operated restaurants. In connection with the closure of these company-operated restaurants, the Company recorded a provision for closed stores of $11.8 million, net of amounts previously accrued, on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income. The assets related to these closed stores were impaired in prior periods.

As of September 30, 2018, the Company had several stores that were either closed and vacant or closed and subleased. The closed store obligation consists of the present value of remaining future minimum rent payments and estimated property tax payments under non-cancelable lease agreements for those stores that were either closed and vacant or closed and subleased, less the present value of estimated sublease income. Any resulting expense or income is included as a component of Restaurant closures and refranchising costs and related asset write-downs in the accompanying condensed consolidated statements of operations and comprehensive income as the stores are closed. Cash payments are scheduled to continue through fiscal year 2032.

The change in the closed store obligation during the thirty-nine weeks ended September 30, 2018 is as follows (in thousands):

Closed store obligation at December 31, 2017	$246
Provision for closed stores	11,770
Amounts previously accrued for property taxes and deferred rent	422
Change in present value of future lease obligations	113
Cash payments for lease obligations, net of cash received on subleases	(267)

Closed store obligation at September 30, 2018	12,284
Less current portion at September 30, 2018	(968)

Noncurrent closed store obligation at September 30, 2018	$11,316

Refranchising

During the thirteen weeks ended July 1, 2018, the Company refranchised two company-operated restaurants to an existing franchisee. In connection with this refranchising, the Company recorded a net gain of $0.1 million.

The Company expects to refranchise approximately 25 to 30 company-operated restaurants to another existing franchisee. The transaction, which remains subject to final negotiation and execution of a definitive purchase agreement, due diligence and customary closing conditions, is expected to close during

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

fiscal year 2019. As a result of the expected refranchising, the Company recorded an impairment charge of $0.9 million and $4.3 million during the thirteen and thirty-nine weeks ended September 30, 2018, respectively, representing the write-down of the assets to their estimated fair value. The Company determined that no goodwill should be allocated to the disposal group. The $0.9 million additional write-down during the thirteen weeks ended September 30, 2018 was recorded in connection with the impairment of property and equipment due to changes in expected proceeds from the transaction. The $4.3 million impairment associated with the asset write-down during the thirty-nine weeks ended September 30, 2018 was comprised of $2.1 million related to franchise rights and $2.2 million related to property and equipment. These fair value measurements were based on Level 3 inputs, including discounted cash flow analyses. In anticipation of the expected refranchising, the Company reclassified $2.8 million of assets related to these company-operated restaurants to assets held for sale, which is included in Other current assets on the condensed consolidated balance sheets. In addition, the Company expects to record a pre-tax charge of approximately $4.0 million to $5.0 million related to anticipated losses on operating leases associated with this potential refranchising transaction. Should this potential refranchising transaction fail to close, the Company will reassess its options under the restaurant portfolio optimization program.

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

•

Interest rate swaps: Our interest rate swap is valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. There was one interest rate swap outstanding as of September 30, 2018.

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

	Carrying value	Quoted Prices in active markets for identical instruments (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement as of September 30, 2018:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,619	2,619	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	825	—	825	—
Fair value measurement as of December 31, 2017:
Investments for nonqualified deferred compensation plan (included with other noncurrent assets on the consolidated balance sheets)	$2,507	2,507	—	—
Interest rate swap (included with other noncurrent assets on the consolidated balance sheets)	730	—	730	—

There were no transfers into or out of Level 1 and Level 2 fair value measurements during the thirty-nine weeks ended September 30, 2018.

(6)	Other Current Assets

Other current assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$1,929	815
Income taxes refundable	940	1,593
Assets held for sale	2,800	—
Stock option proceeds receivable	6,919	—

Other current assets	$12,588	2,408

Assets held for sale consists primarily of inventory and property and equipment to be disposed of in connection with refranchisings, which the Company expects to close during fiscal year 2019. Stock option proceeds receivable consists of $5.0 million of strike price and $1.9 million of related payroll withholding taxes in connection with stock option exercises that occurred prior to September 30, 2018 that settled, and the associated cash was received, subsequent to September 30, 2018. A corresponding liability for the $1.9 million of payroll withholding taxes has been recorded within Accrued expenses on the condensed consolidated balance sheet as of September 30, 2018.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(7)	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	Useful lives	September 30, 2018	December 31, 2017
Land	—	$1,509	1,509
Buildings	Up to 40 years	1,330	1,330
Furniture, fixtures and equipment	Up to 5 years	19,741	20,934
Computer hardware and software	Up to 5 years	10,834	12,021
Leasehold improvements	Up to 20 years	29,738	29,877
Capital leases, buildings	Lesser of lease term or 40 years	8,286	8,286
Capital leases, equipment	Lesser of lease term or 5 years	26,287	34,597
Capital leases, vehicles	Lesser of lease term or 5 years	3,773	3,578
Construction-in-progress	—	4,807	1,874

Total		106,305	114,006
Less:
Accumulated depreciation		(43,340)	(40,855)
Accumulated amortization		(24,801)	(23,728)

Property and equipment, net		$38,164	49,423

Depreciation and amortization expense related to property and equipment was $3.0 million and $4.0 million for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and $10.7 million and $11.5 million for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

During the thirteen weeks ended September 30, 2018 and September 24, 2017, the Company recognized long-lived asset impairment charges of $0.7 million and $0.1 million, respectively, and during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, the Company recognized long-lived asset impairment charges of $6.4 million and $1.1 million, respectively. Impairment charges resulted primarily from the carrying value of company-operated restaurant assets exceeding the estimated fair market value. Impairment charges were measured based on the amount by which the carrying amount of these assets exceeded their fair value. These fair value measurements were based on Level 3 inputs, including appraisals or sales prices of comparable assets and estimates of future cash flows.

The reduction in Property and equipment, net during fiscal 2018 also reflects a $2.3 million impairment related to the write-down of assets in connection with the refranchising and expected refranchising of company-operated restaurants (see Note 4 for additional details).

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(8)	Franchise Rights, Net

Franchise rights, net are as follows (in thousands):

	September 30, 2018	December 31, 2017
Franchise rights, including reacquired franchise rights	$26,640	29,623
Less accumulated amortization	(6,356)	(6,477)

Franchise rights, net	$20,284	23,146

Amortization expense related to franchise rights was $0.2 million and $0.3 million during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and $0.8 million during each of the thirty-nine weeks ended September 30, 2018 and September 24, 2017. The reduction in Franchise rights, net during fiscal 2018 also reflects a $2.1 million write-down in connection with the expected refranchising of company-operated restaurants (see Note 4 for additional details).

(9)	Other Noncurrent Assets

Other noncurrent assets consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Investments for nonqualified deferred compensation plan	$2,619	2,507
Interest rate swap asset	825	730
Other noncurrent assets	848	839

Other noncurrent assets	$4,292	4,076

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll & related	$11,572	8,765
Sales and property taxes	5,881	3,388
Gift cards and virtual wallet	772	1,091
Utilities	1,440	1,402
Occupancy	287	354
Interest	194	302
Bank fees	731	731
Other	4,045	1,764

Accrued expenses	$24,922	17,797

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(11)	Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Financing obligations under build-to-suit transactions	$2,787	530
Closed store obligation	968	121
Deferred revenue	292	283

Other current liabilities	$4,047	934

(12)	Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred rents	$9,620	8,963
Unfavorable lease liability, net	1,059	1,258
Deferred compensation	2,619	2,507
Deferred revenue	4,206	4,379

Other noncurrent liabilities	$17,504	17,107

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and certain vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 43% of the Company’s

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

total franchise royalty revenues for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and approximately 45% and 43% of the Company’s total franchise royalty revenues for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 38% and 42% of the Company’s gross royalty and franchise fee accounts receivable as of September 30, 2018 and December 31, 2017, respectively. The Company continually evaluates and monitors the credit history of its franchisees and believes it has an adequate allowance for bad debts.

(14)	Stockholders’ Equity

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. The Company acquired 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017 and an additional 0.2 million shares at a total cost of $2.9 million during the first thirty-nine weeks of fiscal 2018. As of September 30, 2018, up to $45.1 million of the Company’s common stock remains available for purchase under the program.

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(16)	Net (Loss) Income per Share

Basic net (loss) income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 30, 2018 and September 24, 2017.

Diluted net (loss) income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

The computations of basic and diluted net (loss) income per share for the thirteen and thirty-nine weeks ended September 30, 2018 and September 24, 2017 are as follows (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Net (loss) income	$(2,712)	6,889	4,417	22,865

Weighted average number of common shares outstanding-basic	36,897	37,012	36,795	36,760

Weighted average dilutive effect of stock-based compensation	—	1,463	1,426	1,801

Weighted average number of common shares outstanding-diluted	36,897	38,475	38,221	38,561

Net (loss) income per share-basic	$(0.07)	0.19	0.12	0.62

Net (loss) income per share-diluted	$(0.07)	0.18	0.12	0.59

For the thirteen weeks ended September 30, 2018, 1.4 million shares have been excluded from the diluted weighted average shares outstanding because the impact would have been anti-dilutive.

(17)	Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among other provisions, the Tax Act reduces the federal statutory corporate income tax rate from 35% to 21%.

The Company’s effective income tax rates were 33.5% and 23.5% for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The effective income tax rates for the thirteen weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of certain tax credits. In addition, the effective income tax rate for the thirteen weeks ended September 24, 2017 reflects the recognition of $0.4 million of excess tax benefits associated with the exercise of stock options.

The Company’s effective income tax rates were 25.5% and 28.1% for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, the Company recorded a $0.8 million adjustment to previously recorded deferred tax assets during the thirty-nine weeks ended September 30, 2018. The effective income tax rates for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of certain tax credits. In addition, the effective income tax rates for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of $42 thousand and $1.7 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

(18)	Stock Compensation Plan

Under the Amended and Restated 2011 Equity Incentive Plan (the “Amended 2011 Plan”), the Company’s board of directors may grant awards representing up to 8.5 million shares of the Company’s common stock in the form of stock options, restricted stock awards, restricted stock units and performance awards to officers, directors, employees, and consultants of the Company and its subsidiaries. At September 30, 2018, there were 3.4 million additional shares available for grant under the Amended 2011 Plan.

Stock Options

Stock options are granted at a price determined by the board of directors or a committee designated by the board at not less than the fair market value of a share on the date of grant. The term of each option shall be determined by the board of directors or a committee designated by the board at the time of grant and shall be no greater than ten years.

Stock option activity during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance as of December 31, 2017	3,424,132	$5.29	5.3	$24,321
Granted	253,500	14.90
Exercised	(763,604)	8.21		5,586
Repurchased	—
Forfeited	(90,544)	16.94
Expired	—

Balance as of September 30, 2018	2,823,484	$4.99	4.4	$30,719

Exercisable as of September 30, 2018	1,535,215	$3.77	3.7	$18,527

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. No dividends are expected to be paid over the contractual term of the stock options granted, resulting in the use of a zero expected dividend rate. Volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The assumptions used for grants made during the thirty-nine weeks ended September 30, 2018 are as follows:

Expected dividend yield	0%
Expected volatility	24.98%
Expected term	6.25 years
Risk-free interest rate	2.84%

In connection with a former executive’s departure from the Company during the first quarter of fiscal 2018, the Company modified each of the former executive’s outstanding stock option awards. In connection with the modification, the former executive received an additional 12 months of service credit for purposes of determining the vested status of his outstanding stock option awards and any vested stock options held by the former executive (including those vesting as a result of the additional service credit described above) will remain exercisable for one year following the conclusion of his employment. In connection with the acceleration of these restricted stock awards and the extension of the post-employment period during which the vested awards may be exercised, the Company recognized $0.5 million of incremental stock-based compensation expense during the thirty-nine weeks ended September 30, 2018.

As of September 30, 2018, there was $1.8 million of total unrecognized compensation cost related to time based stock options, which is expected to be recognized over a weighted average period of approximately 3.2 years. As of September 30, 2018, there was approximately $2.5 million of total unrecognized compensation cost related to 0.9 million unvested performance based stock options. These performance based stock options will vest and become exercisable upon the achievement of certain performance metrics indicated in the stock option grant.

Restricted Stock Units

Restricted stock unit activity during the period indicated is as follows:

	Number of shares	Weighted average fair value at grant date
Nonvested as of December 31, 2017	189,642	$17.25
Granted	155,269	14.90
Forfeited	(45,274)	16.94
Vested	(65,906)	17.13

Nonvested as of September 30, 2018	233,731	$15.78

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

In connection with a former executive’s departure from the Company during the first quarter of fiscal 2018, the Company modified each of the former executive’s outstanding restricted stock unit awards to accelerate the vesting of certain restricted stock units. The former executive received an additional 12 months of service credit for purposes of determining the vested status of his outstanding restricted stock unit awards. In connection with the acceleration of these restricted stock awards, the Company recognized $11 thousand of incremental stock-based compensation expense during the thirty-nine weeks ended September 30, 2018.

As of September 30, 2018, there was $3.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.9 years.

(19)	Related Party Transactions

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

BOJANGLES’, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The following table presents expenses incurred and payments made in transactions with the Company’s related parties (in thousands):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Related Party	Description	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Tri-Arc	Marketing expense	$18	18	$54	54
JZF	Rent payments	49	49	169	175
MRE	Rent payments	94	71	281	223
CBM	Rent payments	25	25	75	75
MRMJ	Rent payments	15	15	45	45

The following tables present franchise royalty revenues from transactions with the Company’s related parties (in thousands):

	Franchise Royalty Revenues
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Related Party	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Cajun	$26	26	$77	73
New Generation	162	149	479	441
Tri-Arc	1,343	1,288	4,007	3,850

The following table presents accounts receivable from transactions with the Company’s related parties (in thousands):

	Gross Accounts Receivable
Related Party	September 30, 2018	December 31, 2017
Cajun	$11	11
MRE	6	—
New Generation	69	68
Tri-Arc	485	493

(20)	Subsequent Event

On November 6, 2018, the Company announced that it has entered into a definitive agreement to be acquired by Durational Capital Management LP and The Jordan Company, L.P. Under the terms of the agreement, Durational Capital Management LP and The Jordan Company, L.P. will acquire the Company in an all cash transaction. The Company’s stockholders will receive $16.10 per share. The acquisition, which has been unanimously approved by the Company’s Board of Directors, is subject to stockholder approval and other customary closing conditions. The transaction is expected to be completed in the first quarter of fiscal year 2019.

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

Overview

Bojangles’ is a highly differentiated and growing restaurant operator and franchisor dedicated to serving customers high-quality, craveable food made from our Southern recipes. We opened our first store in Charlotte, North Carolina in 1977 and, as of September 30, 2018, have expanded our system-wide restaurants to 759 across eleven states, the District of Columbia and Roatan Island, Honduras. Our system of restaurants, which includes both company-operated and franchised restaurants, generated approximately $326.9 million and $967.1 million of system-wide sales during the thirteen and thirty-nine weeks ended September 30, 2018, respectively. We offer fast-casual quality food and preparation combined with quick-service speed, convenience and value.

Recent Developments

On November 6, 2018, we announced that we have entered into a definitive agreement to be acquired by Durational Capital Management LP and The Jordan Company, L.P. Under the terms of the agreement, Durational Capital Management LP and The Jordan Company, L.P. will acquire Bojangles’ in an all cash transaction. Our stockholders will receive $16.10 per share. The acquisition, which has been unanimously approved by our Board of Directors, is subject to stockholder approval and other customary closing conditions. The transaction is expected to be completed in the first quarter of fiscal year 2019.

Restaurant Portfolio Optimization

During fiscal 2018, we initiated a plan to review our restaurant portfolio. The restaurant portfolio optimization program included identifying certain of our company-operated restaurants that may be refranchised and certain of our underperforming company-operated restaurants that would be closed.

During the thirteen weeks ended September 30, 2018, we closed ten underperforming company-operated restaurants. In connection with the closure of these company-operated restaurants, we recorded a provision for closed stores of $11.8 million, net of amounts previously accrued, on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income.

During the thirteen weeks ended July 1, 2018, we refranchised two company-operated restaurants to an existing franchisee. In connection with this refranchising, we recorded a net gain of $0.1 million, which is included in Restaurant closures and refranchising costs and related asset write-downs on the condensed consolidated statements of operations.

We expect to refranchise approximately 25 to 30 company-operated restaurants to another existing franchisee. The transaction, which remains subject to final negotiation and execution of a definitive purchase agreement, due diligence and customary closing conditions, is expected to close during fiscal year 2019. As a result of the expected refranchising, we recorded an impairment charge of $0.9 million and $4.3 million during the thirteen and thirty-nine weeks ended September 30, 2018, respectively, representing the write-down of the assets to their estimated fair value, which is included in Restaurant closures and refranchising costs and related asset write-downs on the condensed consolidated statements of operations. We determined that no goodwill should be allocated to the disposal group. The $0.9 million additional write-down during the thirteen weeks ended September 30, 2018 was recorded in connection with the impairment of property and equipment due to changes in expected proceeds from the transaction. The $4.3 million impairment associated with the asset write-down was comprised of $2.1 million related to franchise rights and $2.2 million related to property and equipment. These fair value measurements were based on Level 3 inputs, including discounted cash flow analyses. In anticipation of the expected refranchising, we reclassified $2.8 million of assets related to these company-operated restaurants to assets held for sale, which is included in Other current assets on the condensed consolidated balance sheets. In addition, we expect to record a pre-tax charge of approximately $4.0 million to $5.0 million related to anticipated losses on operating leases associated with this potential refranchising transaction. Should this potential refranchising transaction fail to close, we will reassess our options under the restaurant portfolio optimization program.

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

	Trailing Twelve Months Ended
	September 30, 2018	September 24, 2017
(Dollar amounts in thousands)
Average Unit Volumes
Total system-wide	$1,760	1,773

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
Comparable Restaurant Sales:
Company-operated	0.1%	(3.3)%	(0.8)%	(3.4)%
Franchised	0.7%	(1.5)%	0.3%	(0.7)%
Total system-wide	0.4%	(2.2)%	(0.1)%	(1.8)%

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

The following is the number of Bojangles’ franchised, company-operated and system-wide restaurants at the beginning and end of the thirteen and thirty-nine weeks ended September 30, 2018:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 30, 2018			September 30, 2018
	Franchised	Company- Operated	System- Wide	Franchised	Company- Operated	System- Wide
Restaurants at the beginning of the period	441	325	766	439	325	764
Opened during the period	4	1	5	12	4	16
Closed during the period	(2)	(10)	(12)	(10)	(11)	(21)
Refranchised during the period	—	—	—	2	(2)	—

Restaurants at the end of the period	443	316	759	443	316	759

Restaurants closed during the period reflects permanent closures and excludes any temporary closures for items such as remodels, scrape and rebuilds, casualty events, severe weather conditions or any other short-term closure. A relocation results in a closure and an opening. During the thirteen and thirty-nine weeks ended September 30, 2018, our franchisees closed 2 and 10 restaurants, respectively, none of which were relocations. During the thirteen and thirty-nine weeks ended September 30, 2018, we closed 10 and 11 company-operated restaurants, respectively, 0 and 1 of which were relocations.

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

The following tables set forth reconciliations of net (loss) income to Adjusted Net Income and diluted net (loss) income per share to Adjusted Diluted Net Income per Share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
(Dollar amounts in thousands)		(As Adjusted)		(As Adjusted)
Net (loss) income	$(2,712)	6,889	4,417	22,865

Certain professional, transaction and other costs (a)	1,010	—	1,263	3
Payroll taxes associated with stock option exercises (b)	62	24	92	122
Executive and officer separation expenses (c)	164	—	1,198	551
Modification of equity awards in connection with executive separation (d)	—	—	551	—
Restaurants closures and refranchising costs and related asset write-downs (e)	12,996	—	16,342	—
Adjustments to deferred tax assets associated with executive compensation (f)	—	—	779	—
State income tax rate change (g)	—	(367)	—	(367)
Tax impact of adjustments (h)	(3,461)	(9)	(4,729)	(253)

Total adjustments	10,771	(352)	15,496	56

Adjusted Net Income	$8,059	6,537	19,913	22,921

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
		(As Adjusted)		(As Adjusted)
Diluted net (loss) income per share	$(0.07)	0.18	0.12	0.59

Certain professional, transaction and other costs (a)	0.03	—	0.03	—
Payroll taxes associated with stock option exercises (b)	—	—	—	—
Executive and officer separation expenses (c)	—	—	0.03	0.02
Modification of equity awards in connection with executive separation (d)	—	—	0.01	—
Restaurants closures and refranchising costs and related asset write-downs (e)	0.34	—	0.43	—
Adjustments to deferred tax assets associated with executive compensation (f)	—	—	0.02	—
State income tax rate change (g)	—	(0.01)	—	(0.01)
Tax impact of adjustments (h)	(0.09)	—	(0.12)	(0.01)

Total adjustments	0.28	(0.01)	0.40	—

Adjusted Diluted Net Income per Share	$0.21	0.17	0.52	0.59

(a)

Includes costs associated with third-party consultants for special projects, exploring strategic alternatives and public offering expenses. We expect to incur additional expenses in connection with the strategic alternatives process through the first fiscal quarter of 2019. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other special projects.

(b)

Represents payroll taxes associated with stock option exercises related to stock options that were outstanding prior to our initial public offering (“IPO”). We expect to incur similar expenses in future periods when stock options that were outstanding prior to our IPO are exercised.

(c)	Represents severance and legal fees associated with former executives and officers departing the Company.
(d)	Represents net non-cash, stock-based compensation recorded in connection with the modification of certain equity awards associated with a former executive departing the Company.
(e)

Primarily represents closed store reserves, the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed, as well as impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and the gain on the refranchise of company-operated restaurants. We expect to continue to incur similar expenses in future periods as we record the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to closed company-operated restaurants, and could incur additional costs in future periods if we identify other company-operated restaurants that will be closed or refranchised.

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

(g)

As a result of the enacted reductions to the North Carolina corporate income tax rate during the thirteen weeks ended September 24, 2017, we adjusted our deferred income taxes by applying the lower rate, which resulted in a corresponding decrease to income tax expense.

(h)	Represents the income tax expense associated with the adjustments in (a) through (g) that are deductible for income tax purposes.

The following table sets forth reconciliations of net (loss) income to EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
(Dollar amounts in thousands)		(As Adjusted)		(As Adjusted)
Net (loss) income	$(2,712)	6,889	4,417	22,865
Income taxes	(1,368)	2,120	1,514	8,918
Interest expense, net	1,354	1,493	4,582	4,761
Depreciation and amortization (a)	3,367	4,395	11,930	12,747

EBITDA	641	14,897	22,443	49,291
Non-cash rent (b)	287	321	997	1,090
Stock-based compensation (c)	501	505	1,899	1,185
Payroll taxes associated with stock option exercises (d)	62	24	92	122
Preopening expenses (e)	49	302	285	1,026
Certain professional, transaction and other costs (f)	1,010	—	1,263	3
Executive and officer separation expenses (g)	164	—	1,198	551
Impairment and dispositions (h)	782	99	6,414	1,033
Restaurant closures and refranchising costs and related asset write-downs (i)	12,996	—	16,342	—

Adjusted EBITDA	$16,492	16,148	50,933	54,301

(a)	Includes amortization of deferred debt issuance costs.
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

(f)

Includes costs associated with third-party consultants for special projects, exploring strategic alternatives and public offering expenses. We expect to incur additional expenses in connection with the strategic alternatives process through the first fiscal quarter of 2019. We could incur similar expenses in future periods if we commence additional public offerings, financing transactions or other special projects.

(g)	Represents severance and legal fees associated with former executives and officers departing the Company.
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

(i)

Primarily represents closed store reserves, the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed, as well as impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and the gain on the refranchise of company-operated restaurants. We expect to continue to incur similar expenses in future periods as we record the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to closed company-operated restaurants, and could incur additional costs in future periods if we identify other company-operated restaurants that will be closed or refranchised.

Company-operated Restaurant Contribution and Company-operated Restaurant Contribution Margin

Company-operated restaurant contribution and company-operated restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Company-operated restaurant contribution represents our operating income excluding the impact of franchise royalty revenues, franchise marketing and co-op advertising fund contribution revenues and associated costs, properties and equipment rental revenues, other franchise revenues, general and administrative expenses, costs associated with properties and equipment rentals, depreciation and amortization, impairment, restaurant closures and refranchising costs and related asset write-downs and loss (gain) on disposal of property and equipment and other. Company-operated restaurant contribution margin is defined as company-operated restaurant contribution as a percentage of company-operated restaurant revenues. Fluctuations in company-operated restaurant contribution and company-operated restaurant contribution margin can be attributed to changes in company-operated comparable restaurant sales, sales volumes of newly opened company-operated restaurants, and changes in company-operated restaurant food and supplies costs, company-operated restaurant labor costs and company-operated restaurant operating costs.

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

A reconciliation of operating (loss) income to company-operated restaurant contribution is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017	September 30, 2018	September 24, 2017
(Dollar amounts in thousands)		(As Adjusted)		(As Adjusted)
Operating (loss) income	$(2,564)	10,649	10,979	36,984
Less: Franchise royalty revenues	(7,174)	(7,018)	(21,177)	(20,509)
Franchise marketing and co-op advertising fund contribution revenues	(2,830)	(2,725)	(8,285)	(7,982)
Properties and equipment rental revenues	(611)	—	(1,697)	—
Other franchise revenues	(94)	(92)	(437)	(217)
Plus: General and administrative	11,202	9,814	32,705	28,584
Franchise marketing and co-op advertising fund costs	2,830	2,725	8,285	7,982
Costs associated with properties and equipment rentals	428	—	1,144	—
Depreciation and amortization	3,205	4,248	11,464	12,307
Impairment	734	126	6,419	1,123
Restaurant closures and refranchising costs and related asset write-downs	12,996	—	16,342	—
Loss (gain) on disposal of property and equipment and other	47	(135)	(46)	(238)

Company-operated restaurant contribution	$18,169	17,592	55,696	58,034

Company-operated restaurant revenues	$127,958	126,207	385,066	378,048
Company-operated restaurant contribution margin	14.2%	13.9%	14.5%	15.4%

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

Franchise marketing and co-op advertising contribution revenues include contributions made by franchisees to marketing and co-op advertising funds managed by us and are calculated as a percentage of franchise restaurant sales or a fixed monthly amount per restaurant.

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

Restaurant Closures and Refranchising Costs and Related Asset Write-Downs

Restaurant closures and refranchising costs and related asset write-downs includes (a) the provision for closed stores, (b) the accretion of the present value of our rent obligations and ongoing maintenance and utilities costs related to company-operated restaurants we have previously closed (c) impairment related to the write-down of assets associated with company-operated restaurants we expect to refranchise and (d) the net gain on the refranchise of company-operated restaurants.

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

Results of Operations

Thirteen Weeks Ended September 30, 2018 Compared with the Thirteen Weeks Ended September 24, 2017

Our operating results for the thirteen weeks ended September 30, 2018 and September 24, 2017 are compared below:

	Thirteen Weeks Ended
	September 30, 2018	September 24, 2017 (As Adjusted)	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$127,958	$126,207	$1,751	1.4%
Franchise royalty revenues	7,174	7,018	156	2.2%
Franchise marketing and co-op advertising contribution revenues	2,830	2,725	105	3.9%
Properties and equipment rental revenues	611	—	611	n/m
Other franchise revenues	94	92	2	2.2%

Total revenues	138,667	136,042	2,625	1.9%

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	40,381	40,525	(144)	(0.4)%
Company-operated restaurant labor costs	38,094	37,081	1,013	2.7%
Company-operated restaurant operating costs	31,314	31,009	305	1.0%
Company-operated restaurant depreciation and amortization	2,589	3,501	(912)	(26.0)%
Franchise marketing and co-op advertising costs	2,830	2,725	105	3.9%
Costs associated with properties and equipment rentals	428	—	428	n/m

Total restaurant operating expenses	115,636	114,841	795	0.7%

Operating income before other operating expenses	23,031	21,201	1,830	8.6%

Other operating expenses:
General and administrative	11,202	9,814	1,388	14.1%
Depreciation and amortization	616	747	(131)	(17.5)%
Impairment	734	126	608	482.5%
Restaurant closures and refranchising costs and related asset write-downs	12,996	—	12,996	n/m
Loss (gain) on disposal of property and equipment and other	47	(135)	182	(134.8)%

Total other operating expenses	25,595	10,552	15,043	142.6%

Operating (loss) income	(2,564)	10,649	(13,213)	(124.1)%
Amortization of deferred debt issuance costs	(162)	(147)	(15)	10.2%
Interest income	—	2	(2)	n/m
Interest expense	(1,354)	(1,495)	141	(9.4)%

(Loss) income before income taxes	(4,080)	9,009	(13,089)	(145.3)%
Income tax benefit (expense)	1,368	(2,120)	3,488	(164.5)%

Net (loss) income	$(2,712)	$6,889	$(9,601)	(139.4)%

n/m = not meaningful

Company-operated Restaurant Revenues

Company-operated restaurant revenues increased $1.8 million, or 1.4%, during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017. The increase in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017 accounting for $1.7 million, as well as an increase in comparable company-operated restaurant sales of $0.1 million, or 0.1%, due to increases in mix and price, partially offset by a decrease in transactions at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.2 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017. The increase was primarily due to a net additional 10 franchised restaurants at September 30, 2018 compared to September 24, 2017 and an increase in franchised comparable restaurant sales of 0.7%.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs decreased $0.1 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017. Company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues during the thirteen weeks ended September 30, 2018 was 31.6% versus 32.1% during the thirteen weeks ended September 24, 2017. This decrease was primarily due to our menu price increases and mix changes, partially offset by commodity inflation.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs increased $1.0 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company-operated restaurant revenues, company-operated restaurant labor costs increased to 29.8% during the thirteen weeks ended September 30, 2018 from 29.4% during the thirteen weeks ended September 24, 2017. This increase was primarily driven by an increase in incentive compensation and medical costs.

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

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs increased $0.3 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017, primarily due to an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant operating costs decreased to 24.5% during the thirteen weeks ended September 30, 2018 from 24.6% during the thirteen weeks ended September 24, 2017. The decrease was primarily due to lower uniform costs due to our uniform refresh program in the prior year, partially offset by higher occupancy costs.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization decreased $0.9 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017, due primarily to the reduction in depreciable assets as a result of impairments and asset write-downs. As a percentage of company-operated restaurant revenues, company-operated restaurant depreciation and amortization was 2.0% and 2.8% during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively.

General and Administrative Expenses

General and administrative expenses increased $1.4 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017. The increase during the thirteen weeks ended September 30, 2018 was due primarily to $1.0 million of professional and consulting fees associated with exploring strategic alternatives, $0.2 million of executive and officer separation expenses, as well as inflationary increases in wages, partially offset by $0.3 million of expense recorded during the thirteen weeks ended September 24, 2017 in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue. As a percentage of total revenues, general and administrative expenses were 8.1% and 7.2% during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation could increase in future periods upon the achievement of the performance metrics indicated in our incentive compensation plan.

Impairment

Impairment expenses were $0.7 million during the thirteen weeks ended September 30, 2018 compared to $0.1 million during the thirteen weeks ended September 24, 2017. The increase was due to more restaurants being impaired during the thirteen weeks ended September 30, 2018.

Restaurant Closures and Refranchising Costs and Related Asset Write-Downs

During the thirteen weeks ended September 30, 2018, we closed ten underperforming company-operated restaurants. In connection with the closure of these company-operated restaurants, we recorded a provision for closed stores of $11.8 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income.

Negotiations are continuing related to the approximately 25 to 30 company-operated restaurants we expect to refranchise during fiscal year 2019. As a result, we recorded an additional impairment charge of $0.9 million during the thirteen weeks ended September 30, 2018 related to the write-down of the assets to their estimated fair value.

Interest Expense

Interest expense during the thirteen weeks ended September 30, 2018 decreased $0.1 million compared to the thirteen weeks ended September 24, 2017. The decrease was primarily due to principal payments of $36.0 million on our long-term debt from September 25, 2017 to September 30, 2018 and lower interest expense associated with interest rate swaps, partially offset by increases in the LIBOR rate and our applicable rate under our Credit Agreement.

Income Taxes

Income taxes decreased $3.5 million during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017. Our effective income tax rates were 33.5% and 23.5% during the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively. The effective income tax rates for the thirteen weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of certain tax credits. In addition, the effective income tax rate for the thirteen weeks ended September 24, 2017 reflects the recognition of $0.4 million of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units.

Thirty-Nine Weeks Ended September 30, 2018 Compared with the Thirty-Nine Weeks Ended September 24, 2017

Our operating results for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 are compared below:

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017 (As Adjusted)	Increase/ (Decrease)	Percentage Change
	(Dollar amounts in thousands)
Statement of Operations Data:
Revenues:
Company-operated restaurant revenues	$385,066	$378,048	$7,018	1.9%
Franchise royalty revenues	21,177	20,509	668	3.3%
Franchise marketing and co-op advertising contribution revenues	8,285	7,982	303	3.8%
Properties and equipment rental revenues	1,697	—	1,697	n/m
Other franchise revenues	437	217	220	101.4%

Total revenues	416,662	406,756	9,906	2.4%

Restaurant operating expenses:
Company-operated restaurant food and supplies costs	121,086	119,208	1,878	1.6%
Company-operated restaurant labor costs	114,088	110,365	3,723	3.4%
Company-operated restaurant operating costs	94,196	90,441	3,755	4.2%
Company-operated restaurant depreciation and amortization	9,518	10,082	(564)	(5.6)%
Franchise marketing and co-op advertising costs	8,285	7,982	303	3.8%
Costs associated with properties and equipment rentals	1,144	—	1,144	n/m

Total restaurant operating expenses	348,317	338,078	10,239	3.0%

Operating income before other operating expenses	68,345	68,678	(333)	(0.5)%

Other operating expenses:
General and administrative	32,705	28,584	4,121	14.4%
Depreciation and amortization	1,946	2,225	(279)	(12.5)%
Impairment	6,419	1,123	5,296	471.6%
Restaurant closures and refranchising costs and related asset write-downs	16,342	—	16,342	n/m
Gain on disposal of property and equipment and other	(46)	(238)	192	(80.7)%

Total other operating expenses	57,366	31,694	25,672	81.0%

Operating income	10,979	36,984	(26,005)	(70.3)%
Amortization of deferred debt issuance costs	(466)	(440)	(26)	5.9%
Interest income	2	15	(13)	n/m
Interest expense	(4,584)	(4,776)	192	(4.0)%

Income before income taxes	5,931	31,783	(25,852)	(81.3)%
Income tax expense	(1,514)	(8,918)	7,404	(83.0)%

Net income	$4,417	$22,865	$(18,448)	(80.7)%

n/m = not meaningful

Company-operated Restaurant Revenues

Company-operated restaurant revenues increased $7.0 million, or 1.9%, during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. The increase in company-operated restaurant revenues was primarily due to an increase in the non-comparable restaurant base during the thirteen weeks ended September 30, 2018 compared to the thirteen weeks ended September 24, 2017 accounting for $9.9 million, partially offset by a decrease in comparable company-operated restaurant sales of $2.9 million, or 0.8%, due to a decrease in transactions, partially offset by increases in mix and price at our comparable restaurants.

Franchise Royalty Revenues

Franchise royalty revenues increased $0.7 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. The increase was primarily due to a net additional 10 franchised restaurants at September 30, 2018 compared to September 24, 2017 and an increase in franchised comparable restaurant sales of 0.3%.

Other Franchise Revenues

Other franchise revenues increased $0.2 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. The increase was primarily due to the recognition of the deferred revenue associated with franchise license fees related to franchised restaurants closed during the thirty-nine weeks ended September 30, 2018.

Company-operated Restaurant Food and Supplies Costs

Company-operated restaurant food and supplies costs increased $1.9 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. This increase was primarily driven by an increase in the number of company-operated restaurants. Company-operated restaurant food and supplies costs as a percentage of company-operated restaurant revenues during the thirty-nine weeks ended September 30, 2018 was 31.4% versus 31.5% during the thirty-nine weeks ended September 24, 2017. This decrease was primarily due to our menu price increases and mix changes, partially offset by commodity inflation.

Company-operated Restaurant Labor Costs

Company-operated restaurant labor costs increased $3.7 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017, primarily due to an increase in the number of company-operated restaurants and wage inflation. As a percentage of company-operated restaurant revenues, company-operated restaurant labor costs increased to 29.6% during the thirty-nine weeks ended September 30, 2018 from 29.2% during the thirty-nine weeks ended September 24, 2017. This increase was primarily driven by an increase in direct labor and higher incentive compensation.

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

Company-operated Restaurant Operating Costs

Company-operated restaurant operating costs increased $3.8 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017, primarily due to an increase in the number of company-operated restaurants. As a percentage of company-operated restaurant revenues, company-operated restaurant operating costs increased to 24.5% during the thirty-nine weeks ended September 30, 2018 from 23.9% during the thirty-nine weeks ended September 24, 2017. The increase was primarily due to higher occupancy costs, repairs and maintenance and utilities, partially offset by lower uniform costs due to our uniform refresh program in the prior year.

Company-operated Restaurant Depreciation and Amortization

Company-operated restaurant depreciation and amortization decreased $0.6 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017, due primarily to the reduction in depreciable assets as a result of impairments and asset write-downs. As a percentage of company-operated restaurant revenues, company-operated restaurant depreciation and amortization was 2.5% and 2.7% during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

General and Administrative Expenses

General and administrative expenses increased $4.1 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. The increase during the thirty-nine weeks ended September 30, 2018 was due primarily to $1.0 million of professional and consulting fees associated with exploring strategic alternatives, $0.7 million of higher stock-based compensation primarily associated with the modification of certain equity awards in connection with a former executive departing the Company, $0.6 million of higher executive and officer separation expenses, $0.5 million of higher bad debt expense, $0.3 million of costs in connection with our search for a permanent chief executive officer, $0.3 million of higher expenses related to our technology initiatives, as well as inflationary increases in wages and headcount added to support an increased number of restaurants in our system, partially offset by $0.5 million of expense recorded during the thirty-nine weeks ended September 24, 2017 in connection with the identification and due diligence of potential new locations for company-operated restaurants that we ultimately decided not to pursue and $0.2 million of lower expenses due to our bi-annual convention that occurred during fiscal 2017. As a percentage of total revenues, general and administrative expenses were 7.8% and 7.0% during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively.

We expect our recurring general and administrative expenses will increase as we grow our business and incur additional expenses related to being a newer public company. In addition, our incentive compensation could increase in future periods upon the achievement of the performance metrics indicated in our incentive compensation plan.

Impairment

Impairment expenses were $6.4 million during the thirty-nine weeks ended September 30, 2018 compared to $1.1 million during the thirty-nine weeks ended September 24, 2017. The increase was due to more restaurants being impaired during the thirty-nine weeks ended September 30, 2018, including the building associated with one ground lease.

Restaurant Closures and Refranchising Costs and Related Asset Write-Downs

During the thirty-nine weeks ended September 30, 2018, we closed ten underperforming company-operated restaurants. In connection with the closure of these company-operated restaurants, we recorded a provision for closed stores of $11.8 million on the cease use date representing an estimate of the remaining obligations pursuant to non-cancelable leases, net of estimated sublease income.

In connection with the approximately 25 to 30 company-operated restaurants we expect to refranchise during fiscal year 2019, we recorded an impairment charge of $4.3 million during the thirty-nine weeks ended September 30, 2018 related to the write-down of the assets to their estimated fair value.

Interest Expense

Interest expense during the thirty-nine weeks ended September 30, 2018 decreased $0.2 million compared to the thirty-nine weeks ended September 24, 2017. The decrease was primarily due to principal payments of $36.0 million on our long-term debt from September 25, 2017 to September 30, 2018 and lower interest expense associated with interest rate swaps, partially offset by increases in the LIBOR rate and our applicable rate under our Credit Agreement.

Income Taxes

Income taxes decreased $7.4 million during the thirty-nine weeks ended September 30, 2018 compared to the thirty-nine weeks ended September 24, 2017. Our effective income tax rates were 25.5% and 28.1% during the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. The effective income tax rates for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of $42 thousand and $1.7 million, respectively, of excess tax benefits associated with the exercise of stock options and the vesting of restricted stock units. In connection with a former executive departing the Company and the associated modification of equity awards, certain compensation costs related to the executive are no longer expected to be deductible for income tax purposes. Accordingly, we recorded a $0.8 million adjustment to previously recorded deferred tax assets during the thirty-nine weeks ended September 30, 2018. In addition, the effective income tax rates for the thirty-nine weeks ended September 30, 2018 and September 24, 2017 reflect the recognition of certain tax credits.

Contractual Obligations

During the thirty-nine weeks ended September 30, 2018, there were no material changes to the contractual obligations as disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than those made in the ordinary course of business.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and corresponding lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We expect to adopt ASU 2016-02 on December 31, 2018, which is the first day of our fiscal year 2019. A modified retrospective transition was previously required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-11, which provides an alternative modified retrospective transition method. Under this new method, which we expect to elect, the cumulative-effect adjustment to the opening balance of retained earnings is recognized on the date of adoption. While we are still in the process of assessing the impact of ASU 2016-02 on our consolidated financial statements, we expect the adoption of ASU 2016-02 will have a material impact on our consolidated balance sheet due to the recognition of the ROU asset and lease liability related to real estate and equipment operating leases. We are also reviewing other arrangements that could contain embedded lease arrangements to be considered under ASU 2016-02.

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

We currently expect our cash capital expenditures for fiscal 2018 will range between $10.0 million and $11.0 million excluding approximately $0.4 million to $0.5 million of restaurant preopening costs for restaurants that are not capitalized. These capital estimates are based on restaurant capital expenditures for the opening of 7 to 8 company-operated restaurants as well as investments to remodel and improve our existing restaurants, investments in technology and for general corporate purposes.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
	September 30, 2018	September 24, 2017
Net cash provided by (used in)
Operating activities	$41,746	$36,818
Investing activities	(5,655)	(7,328)
Financing activities	(34,123)	(25,666)

Net increase in cash	$1,968	$3,824

Operating Activities

Net cash provided by operating activities increased from $36.8 million during the thirty-nine weeks ended September 24, 2017 to $41.7 million during the thirty-nine weeks ended September 30, 2018. The increase was primarily attributable to lower working capital needs related to accounts payable and incentive compensation during the thirty-nine weeks ended September 30, 2018, as well as an increase in franchise royalty revenues, partially offset by a decline in cash generated from our operations.

Investing Activities

Net cash used in investing activities decreased from $7.3 million during the thirty-nine weeks ended September 24, 2017 to $5.7 million during the thirty-nine weeks ended September 30, 2018. The decline was attributable to lower purchases of property and equipment, including expenditures related to new company-operated restaurants and our technology initiatives, partially offset by an increase in expenditures related to remodeled company-operated restaurants.

Financing Activities

Net cash used in financing activities increased from $25.7 million during the thirty-nine weeks ended September 24, 2017 to $34.1 million during the thirty-nine weeks ended September 30, 2018. This increase was primarily due to $3.6 million of higher principal payments on long-term debt, $2.9 million of our common stock repurchased under our share repurchase program, $0.7 million of higher principal payments on capital lease obligations, $1.1 million of lower proceeds from the exercise of stock options and $0.1 million of higher payments for withholding taxes related to net share settlement of equity awards.

Debt and Other Obligations

Credit Agreement

On October 9, 2012, we entered into a credit agreement (“Credit Agreement”) with several financial institutions. The Credit Agreement is secured by substantially all of our assets and originally provided for borrowings under a term loan of $175.0 million, and a revolving credit facility of $25.0 million, with a maturity date of October 9, 2017. In May 2013, we amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were used to fund a distribution to the holders of our Series A preferred stock. In April 2014, we further amended the Credit Agreement to provide for an additional $50.0 million term loan, the proceeds of which were also used to fund a distribution to the holders of our Series A preferred stock, and to extend the maturity date to October 9, 2018. On July 23, 2015, we amended the Credit Agreement in order to permit the merger of BHI Intermediate Holding Corp., our former wholly owned subsidiary into us. On September 25, 2015, we further amended the Credit Agreement to, among other things, extend the maturity date on the Credit Agreement to October 9, 2020 and lower the applicable interest rate. On October 19, 2016, we further amended the Credit Agreement to, among other things, increase allowable indebtedness associated with capital lease obligations, synthetic lease obligations and purchase money obligations, as well as to increase allowable cash capital expenditures during each fiscal year. On December 20, 2017, we further amended the Credit Agreement to, among other things, extend its maturity date to December 20, 2022 and increase the revolving line of credit from up to $25.0 million to up to $50.0 million. We had $99.1 million of outstanding term loans and no outstanding borrowings under our revolving credit facility as of September 30, 2018.

Borrowings under the Credit Agreement are allowed under base rate and Eurodollar rate loans. Base rate loans bear interest at the higher of (1) the Bank of America prime rate, (2) the Federal Funds Rate plus 0.50%, or (3) the LIBOR rate for one-month loans plus 1.00% and an applicable rate. Eurodollar rate loans may be entered or converted into one-, two-, three-, or six-month periods and are charged interest at the LIBOR rate on the effective date for the period selected, plus an applicable rate. As of September 30, 2018, all of our outstanding term loan debt was in one-month Eurodollar loans with an interest rate of approximately 4.49%.

Debt Covenants

Our Credit Agreement contains various covenants that, among other things, do not allow us to exceed a maximum consolidated total lease adjusted leverage ratio, require us to maintain a minimum consolidated fixed charge coverage ratio, and place certain limitations on cash capital expenditures and our ability to pay dividends. We were in compliance with all of the covenants under our Credit Agreement as of September 30, 2018.

Hedging Arrangements

In connection with our Credit Agreement, we have a variable-to-fixed interest rate swap agreement to manage fluctuations in cash flows resulting from changes in the benchmark interest rate of LIBOR as of September 30, 2018. On October 26, 2015, we entered into an interest rate swap contract with an effective date of October 30, 2015, a termination date of October 31, 2019 and a notional amount of $50.0 million, under which we pay interest fixed at 1.115% and receive the one-month LIBOR rate.

Share Repurchase Program

On October 31, 2017, our board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of our outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. We expect to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under our revolving line of credit. We repurchased 0.2 million shares at a total cost of $2.0 million under this program during the fourth quarter of fiscal 2017. Subsequent to December 31, 2017 and through September 30, 2018, we repurchased an additional 0.2 million shares at a total cost of $2.9 million. As of September 30, 2018, up to $45.1 million of our common stock remains available for purchase under the program.

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

Interest Rate Risk

Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates. As of September 30, 2018, we had outstanding borrowings of $99.1 million under our credit facility. As of September 30, 2018, $50.0 million of our outstanding borrowings under the credit facility was covered by interest rate swaps that effectively fix the LIBOR component of the interest rate on those borrowings for certain periods of time. A 1.00% increase in the effective interest rate applied to our borrowings currently subject to variable interest rates would result in a pre-tax interest expense increase of $0.5 million on an annualized basis.

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

Concentration of credit risk with respect to receivables is primarily limited to franchisees, which are primarily located in the Southeastern United States, and vendors. Royalty revenues from three franchisees, one of which is a related party, accounted for approximately 45% and 43% of our total franchise royalty revenues for the thirteen weeks ended September 30, 2018 and September 24, 2017, respectively, and approximately 45% and 43% of our total franchise royalty revenues for the thirty-nine weeks ended September 30, 2018 and September 24, 2017, respectively. Royalty and franchise fee accounts receivable from three franchisees, one of which is a related party, accounted for approximately 38% and 42% of our gross royalty and franchise fee accounts receivable as of September 30, 2018 and December 31, 2017, respectively. We continually evaluate and monitor the credit history of our franchisees and believe we have an adequate allowance for bad debts.

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

As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our interim chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the thirteen weeks ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factor should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The failure to complete the transaction announced on November 6, 2018 could materially adversely affect our business.

On November 6, 2018, we announced that we had entered into a definitive merger agreement to be acquired by Durational Capital Management LP and The Jordan Company, L.P. (the “Merger”). If the Merger is completed, our stockholders will be entitled to receive $16.10 in cash for each share of our common stock owned by them as of the date of the Merger. The Merger is subject to stockholder approval and other customary closing conditions and is expected to be completed in the first quarter of fiscal year 2019. There is no assurance that the Merger will occur. If the Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 31, 2017, the Company’s board of directors authorized a share repurchase program under which we may purchase up to $50.0 million of our outstanding common stock through April 30, 2019. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including the Company’s evaluation of general market and economic conditions, the trading price of the common stock, regulatory requirements, and compliance with the terms of the Company’s outstanding indebtedness. The share repurchase program may be extended, modified, suspended or discontinued at any time. The Company expects to fund the share repurchase program with either, or a combination of, existing cash on hand, cash generated from operations, and borrowings under its revolving line of credit. Repurchased shares have been accounted for as treasury stock. As indicated in the table below, there were no repurchases made under the share repurchase program during the third quarter of fiscal 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2018 – July 29, 2018	—	$—	—	$45.1 million
July 30, 2018 – August 26, 2018	—	$—	—	$45.1 million
August 27, 2018 – September 30, 2018	—	—	—	$45.1 million

Fiscal Quarter ended September 30, 2018	—	$—	—	$45.1 million

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

101	Sections of the Bojangles’, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
‡	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

Bojangles’, Inc.

By:	/s/ M. John Jordan
M. John Jordan
Senior Vice President of Finance, Chief Financial Officer and Treasurer

(Principal Financial Officer and Authorized Signatory)